Form 10QSB
period 2007-06-30
NACEL ENERGY CORP
filed 2007-08-09
CIK 1396334

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

NACEL ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)

WYOMING	4911	20-4315791
(State or other Jurisdiction of	(Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

627 Sterling Drive, Cheyenne, Wyoming	82009
(Name and address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 307-461-4221

SEC File Number: File No. 333-142860

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 550,000 shares of common stock outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in Nacel Energy Corporation’s registration statement on Form SB-2 filed with the Commission.

Consolidated Balance Sheets

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30, 2007	March 31, 2007

ASSETS
Current assets
Cash	$21,160	$20,258
Marketable securities	5,821	5,318
TOTAL ASSETS	$26,981	$25,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Shareholder line of credit	$74,934	$52,449

Stockholders’ deficit
Common stock, $.001 par value, 5,000,000 shares authorized; 550,000 shares issued and outstanding	550	550
Additional paid in capital	2,919	1,025
Deficit accumulated during the development stage	(51,806)	(28,221)
Accumulated other comprehensive income (loss): unrealized gain (loss) on marketable securities	384	(227)
Total stockholders’ deficit	(47,953)	(26,873)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,981	$25,576

Consolidated Statements of Operations

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
Three months ended June 30, 2007 and 2006 and the period
from February 7, 2006 (Inception) through June 30, 2007

	June 30, 2007	June 30, 2006	Inception through June 30, 2007

General and administrative expenses	$21,796	$595	$49,023
Other (income) expense
Interest expense	1,894	-	2,919
Interest income	(105)	-	(136)
Net loss	(23,585)	(595)	(51,806)
Other comprehensive income : unrealized gain on marketable securities	611	-	384
Comprehensive net loss	$(22,974)	$(595)	$(51,422)

Basic and diluted net loss per share	$(0.04)	$(0.00)

Basic and diluted weighted average common shares outstanding	550,000	550,000

Consolidated Statements of Cash Flows

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three months ended June 30, 2007 and 2006 and the period
from February 7, 2006 (Inception) through June 30, 2007

	June 30, 2007	June 30, 2006	Inception through June 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,585)	$(595)	$(51,806)
Adjustments to reconcile net loss to cash used in operating activities:
Stock for services	-	-	550
Imputed interest	1,894	-	2,919
Cash used in operating activities	(21,691)	(595)	(48,337)

CASH FLOW FROM INVESTING ACTIVITIES
Sale (purchase) of marketable securities	108	-	(5,437)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	22,485	595	74,934

Net change in cash	902	-	21,160
Cash, beginning of period	20,258	-	-
Cash, end of period	$21,160	$-	$21,160

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income tax paid	-	-	-

NACEL ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nacel Energy Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nacel Energy Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for year end March 31, 2007 as reported in the Form SB-2 have been omitted.

2. GOING CONCERN

As shown in the accompanying financial statements, Nacel Energy generated a loss of $23,585 for the three months ended June 30, 2007 and has an accumulated deficit of $51,806 and negative working capital of $47,953 as of June 30, 2007. These conditions raise substantial doubt as to Nacel Energy's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and loans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. WARRANT

In April, Nacel Energy sold one warrant for 120,000 common shares with an exercise price of $.50 per share to a third party. The warrants expire in September 2010 and vest immediately.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information contained in Nacel Energy Corporation’s registration statement on Form SB-2 filed with the Commission.

The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements," below.
The following discussion of our financial condition and results of operations as of June 30, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Nacel Energy,” “we,” “us,” and “our” refer to Nacel Energy Corporation.

Overview

We intend to become a wind and hydro electric energy generation company. We intend to identify and evaluate the economic feasibility and resource potential of wind and hydro properties, predominantly in the States of Montana, Wyoming, Colorado, New Mexico, Texas, and in Canada, for the purposes of developing commercial scale wind and hydro turbine projects. We intend to participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships. As of the time of this filing, we have not identified any suitable properties, project opportunities or development partners.

We are a development stage company that has generated no revenues from operations since our incorporation on February 7, 2006. We have incurred losses since our inception, have no operations and rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have been primarily engaged in business planning activities, including researching wind and hydro energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind and hydro electric energy properties and project opportunities and raising capital.

Our registration statement for the sale of 400,000 shares of common stock at a price of $0.10 per share was declared effective by the SEC on June 7, 2007. As of the date of this quarterly report, we have not sold any common stock under this registration statement. In April, Nacel Energy sold one warrant for 120,000 common shares with an exercise price of $.50 per share to a third party. The warrants expire in September 2010 and vest immediately.

Plan of Operation

Prior to generating any revenue from operations, we must complete the following steps:

1.	Site and Development Partner Identification and Agreement

2.	Due Diligence Data Collection to Determine Site Suitability

3.	Complete and Secure Approval of an Environmental Assessment

4.	Enter into Power Purchase Agreements

5.	Finalize Land Use or Acquisition Terms with Government or Private Land Owner

6.	Develop Access Roads to Our Site

7.	Complete Interconnection Studies Concerning Connection with Power Grid

8.	Complete Construction

We have not completed the work required on these steps. Additional financing must be obtained by us and our development partners to implement our business plan. There is no assurance that financing to cover the costs of implementing our business plan can be obtained.

Results of Operations (Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006)

We generated no revenues from our operations for the three months ended June 30, 2007 (“Q1 2007 Period”) and for the three months ended June 30, 2006 (“Q1 2006 Period”).

Our operating expenses were $21,796 for the Q1 2007 Period compared to operating expenses of $595 reported for the Q1 2006 Period. Our operating expenses for the Q1 2007 Period included $16,187 in legal and professional fees; a $15,592 increase over legal and professional fees of $595 reported for the Q1 2006 Period. The additional legal and professional fees for the Q1 2007 Period were incurred as a result the Company’s decision to proceed with an SB-2 registration of common stock.

Our other expenses were $1,894 for the Q1 2007 Period compared to no other expenses reported for the Q1 2006 Period. Our other expenses consisted of an imputed interest expense of $1,894 for the Q1 2007 Period compared to no reported imputed interest expense for the Q1 2006 Period. The imputed interest expense is due to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. We had interest income of $105 for the Q1 2007 Period compared to none reported for the Q1 2006 Period. We had other comprehensive income of $611 for the Q1 2007 Period compared to none reported for the Q1 2006 Period. The Company reports changes in net unrealized valuations of marketable securities, consisting of non-operated wind and hydro electric energy stapled security and unit trust investments, as other comprehensive income.

Liquidity and Capital Resources

We had total assets of $26,981 as of June 30, 2007, which consisted of current assets, including cash of $21,160 and marketable securities of $5,821.

We had total liabilities of $74,934 as of June 30, 2007. The Company entered into an agreement with a shareholder with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $1894 of imputed interest expense in the three months ended June 30, 2007. $175,066 was available for borrowing as of June 30, 2007. Our line of credit had a balance of $74,934 at June 30, 2007.

We had an accumulated deficit of $51,806 as of June 30, 2007.

We had net cash used in operating activities of $21,691 for the three months ended June 30, 2007, which consisted of net loss of $23,585 and imputed interest of $1,894.

We had net cash provided by investing activities of $108 for the three months ended June 30, 2007, which consisted of a sale of marketable securities.

We had net cash provided by financing activities of $22,485 for the three months ended June 30, 2007, which consisted of a $22,485 draw down on the line of credit.

At inception, February 7, 2006, Nacel Energy issued 550,000 shares of Common Stock at par value to two founders for reimbursement of $550 of Nacel Energy expenses paid by the two founders.

On April 12, 2007, Nacel Energy sold one warrant for 120,000 shares of common stock with an exercise price of $.50 per share. The warrants expire in September 2010 and vest immediately.

Historically, our cash has been provided by a shareholder line of credit bearing an imputed interest rate of prime plus 2% or 10.25% at June 30, 2007. We had no outstanding cash commitments as of June 30, 2007.

As we expand, we may need to make sizeable cash commitments to develop our wind and hydro power generation facilities, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing as we become a public company, which will cause dilution of current shareholders. Because the Company generated no operating revenues, the predominant component of our liquidity is cash on hand.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern over the next twelve months. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Our poor financial condition could inhibit our ability to continue in business or achieve our business plan.

Cautionary Note Regarding Forward Looking Statements

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with this offering.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2007.

(b) Use of Proceeds.

On June 7, 2007, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 400,000 shares of the Company’s common stock at a price of $0.10 per share and 120,000 shares of the Company’s common stock underlying a warrant at an exercise price of $0.50, effective. The aggregate price of the offering amount registered is $100,000. As of June 30, 2007, no shares have been sold. Nacel Energy has entered into an agreement with a shareholder with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% or 10.25% for a total of $1,894 of interest expense in the quarter ended June 30, 2007. $175,066 was available for borrowing as of June 30, 2007. Our line of credit had a balance of $74,934 at June 30, 2007. To the extent amounts are outstanding the Company may use additional proceeds from the offering to pay amounts under the line of credit. The offering has not terminated as of the filing of this report.

The offering is being conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker-dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares. Since June 7, 2007 through the end of the period covered by this Report on Form 10-QSB, the Company’s offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) were $0.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2007.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

a) Exhibits.

Exhibit Item

31.1 Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1* Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nacel Energy Corporation

Date:  August 9, 2007

By:  /s/ Brian M. Lavery, President

  (Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit Item

31.1 Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1* Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.