Form 10QSB
period 2007-09-30
NACEL ENERGY CORP
filed 2007-11-14
CIK 1396334

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

NACEL ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)

WYOMING	4911	20-4315791
(State or other Jurisdiction of Incorporation or Organization)	(Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

301 Thelma Drive #501, Casper, Wyoming		82609
(Name and address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:    307-461-4221

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 950,000 shares of common stock outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	30-Sep-07	31-Mar-07

ASSETS
Current assets
Cash	$41,902	$20,258
Marketable securities	4,695	5,318
TOTAL ASSETS	$46,597	$25,576

Liabilities and stockholders’ Deficit
Shareholder line of credit	$74,934	$52,449

Stockholders’ deficit
Common stock, $.001 par value, 5,000,000 shares
authorized; 950,000 shares issued and outstanding	950	50
Additional paid in capital	44,413	1,025
Deficit accumulated during the development stage	(74,182)	(28,221)
Accumulated other comprehensive income (loss):
unrealized gain (loss) on marketable securities	482	(227)
Total stockholders’ deficit	(28,337)	(26,873)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,597	$25,576

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	For the three months ended		For the six months ended		For the period from February 7, 2006 (inception) to
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06	30-Sep-07

General and administrative expenses	$20,662	$8,500	$42,458	$9,095	$69,685
Other (income) expense
Interest expense	1,894	-	3,788	-	4,813
Interest income	(151)	-	(177)	-	(208)
Dividend income	(29)	-	(108)	-	(108)
Net loss	(22,376)	(8,500)	(45,961)	(9,095)	(74,182)
Other comprehensive income:
unrealized gain on marketable securities	98	-	709	-	482
Comprehensive net loss	$(22,216)	$(8,500)	$(46,608)	$(9,095)	$(73,700)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.02)

Basic and diluted weighted average common shares outstanding	606,522	550,000	578,415	550,000

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six months ended		For the period from February 7, 2006 (inception) to
	30-Sep-07	30-Sep-06	30-Sep-07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,961)	$(9,887)	$(74,182)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock for services	-	550	550
Imputed interest	3,788	-	4,813
Cash used in operating activities	(42,173)	(9,337)	(68,819)

CASH FLOW FROM INVESTING ACTIVITIES
Sale (purchase) of marketable securities	1,332	-	(4,213)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	22,485	9,437	74,934
Proceeds from sale of stock	40,000	-	40,000
Cash provided by financing activities	62,485	9,437	114,934

Net change in cash	21,644	100	41,902
Cash, beginning of period	20,258	-	-
Cash, end of period	$41,902	$100	$41,902

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income tax paid	-	-	-

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

2. GOING CONCERN

As shown in the accompanying financial statements, Nacel Energy generated losses since inception and has negative working capital as of September 30, 2007. These conditions raise substantial doubt as to Nacel Energy's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and loans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. EQUITY

On April 12, 2007, Nacel Energy issued one warrant for 120,000 common shares with an exercise price of $.50 per share to a third party for which the fair value of the warrants was nominal. The warrants expire in September 2010 and vest immediately. Nacel Energy sold 400,000 shares of common stock for $40,000 cash during the quarter ending September 30, 2007.

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
The following discussion of our financial condition and results of operations as of September 30, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Nacel Energy,” “we,” “us,” and “our” refer to Nacel Energy Corporation.

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

Our registration statement for the sale of 400,000 shares of common stock at a price of $0.10 per share was declared effective by the SEC on June 7, 2007. On September 24, 2007, we closed our offering, having sold all 400,000 common shares to 50 investors for proceeds of $40,000. On April 12, 2007, we issued one warrant for 120,000 common shares with an exercise price of $.50 per share to a third party for which the fair value of the warrants was nominal. The warrants expire in September 2010 and vest immediately.

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

Results of Operations (Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006)

We generated no revenues from our operations for the three months ended September 30, 2007 (“Q2 2007 Period”) and for the three months ended September 30, 2006 (“Q2 2006 Period”).

Our operating expenses were $20,662 for the Q2 2007 Period compared to operating expenses of $8,500 reported for the Q2 2006 Period. Our operating expenses for the Q2 2007 Period included $16,115 in legal and professional fees; a $7,615 increase over legal and professional fees of $8,500 reported for the Q2 2006 Period. The additional legal and professional fees for the Q2 2007 Period were incurred as a result the Company’s reporting obligations as a public company.

Our general and administrative expenses were $20,662 for the Q2 2007 Period compared to $8,500 general and administrative expenses reported for the Q2 2006 Period. Our other expenses consisted of an imputed interest expense of $1,894 for the Q2 2007 Period compared to no reported imputed interest expense for the Q2 2006 Period. The imputed interest expense is due to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. We had other income of $180 for the Q2 2007 period; consisting of interest income of $151 and dividend income of $29. We had other comprehensive income, consisting of changes in net unrealized valuation of marketable securities income of $98, for the Q2 2007 period. This other income and other comprehensive income compares to none reported for the Q2 2006 Period. The Company reports other income and other comprehensive income derived from its holdings of non-operated wind and hydro electric energy stapled security and unit trust investments.

Results of Operations (Six Months Ended September 30, 2007 compared to the Six Months Ended September 30, 2006)

We generated no revenues from our operations for the six months ended September 30, 2007 (“Fiscal 2007 Period”) and for the six months ended September 30, 2006 (“Fiscal 2006 Period”).

Our operating expenses were $42,458 for the Fiscal 2007 Period compared to operating expenses of $9,095 reported for the Fiscal 2006 Period. Our operating expenses for the Fiscal 2007 Period included legal and professional fees of $32,302; a $23,207 increase over legal and professional fees of $9,095 reported for the Fiscal 2006 Period. The additional legal and professional fees for the Fiscal 2007 Period were incurred as a result the Company’s decision to proceed with an SB-2 registration of common stock and its reporting obligations as a public company.

Our general and administrative expenses were $42,458 for the Fiscal 2007 Period compared to $9,095 general and administrative expenses reported for the Fiscal 2006 Period. Our other expenses for the Fiscal 2007 period consisted of an imputed interest expense of $3,788 compared to no reported imputed interest expense for the Fiscal 2006 Period. The imputed interest expense is due to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. We had other income of $285 for the Fiscal 2007 period; consisting of interest income of $177 and dividend income of $108. We had other comprehensive income, consisting of changes in net unrealized valuation of marketable securities income of $709, for the Fiscal 2007 period. This other income and other comprehensive income compares to none reported for the Fiscal 2006 Period. The Company reports other income and other comprehensive income derived from its holdings of non-operated wind and hydro electric energy stapled security and unit trust investments.

Liquidity and Capital Resources

We had total assets of $46,597 as of September 30, 2007, which consisted of cash of $41,902 and marketable securities of $4,695. We had total liabilities of $74,934 as of September 30, 2007. The Company entered into an agreement with a shareholder with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $1,894 of imputed interest expense in the three months ended September 30, 2007. $175,066 was available for borrowing as of September 30, 2007.

We had an accumulated deficit of $74,182 as of September 30, 2007.

We had net cash used in operating activities of $42,173 for the six months ended September 30, 2007, which consisted of net loss of $45,961 and imputed interest of $3,788.

We had net cash from investing activities of $1,332 for the six months ended September 30, 2007 which consisted of proceeds from sale of marketable securities.

We had $62,485 in net cash provided by financing activities for the six months ended September 30, 2007, which consisted of proceeds from our SB-2 registration and proceeds from our line of credit.

At inception, February 7, 2006, we issued 550,000 shares of Common Stock at par value to two founders for reimbursement of $550 of expenses paid by the two founders.

On April 12, 2007, we issued one warrant for 120,000 common shares with an exercise price of $.50 per share to a third party for which the fair value of the warrants was nominal. The warrants expire in September 2010 and vest immediately.

On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 400,000 shares of the Company’s common stock, at a price of $0.10 per share and 120,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $100,000. On September 24, 2007, we closed our offering, having sold all 400,000 common shares to 50 investors for proceeds of $40,000.

Historically, our cash has been provided by a shareholder line of credit bearing an imputed interest rate of prime plus 2% or 10.25% at September 30, 2007. We had no outstanding cash commitments as of September 30, 2007.

As we expand, we may need to make sizeable cash commitments to develop our wind and hydro power generation facilities, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing, which will cause dilution of current shareholders. Because the Company generated no operating revenues, the predominant component of our liquidity is cash on hand.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2007.

(b) Use of Proceeds.

On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 400,000 shares of the Company’s common stock, at a price of $0.10 per share and 120,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $100,000. On September 24, 2007, we closed our offering, having sold all 400,000 common shares to 50 investors for proceeds of $40,000. The warrant was not exercised during the quarter. At September 30, 2007, we had not expended any of the proceeds of this offering.

The offering was conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker-dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares. During the period covered by this Report on Form 10-QSB, the Company’s offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) were $0.

Nacel Energy has entered into an agreement with a shareholder with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% or 10.25% for a total of $3,788 of interest expense in the six months ended September 30, 2007. $175,066 was available for borrowing as of September 30, 2007. Our line of credit had a balance of $74,934 at September 30, 2007. To the extent amounts are outstanding the Company may use additional proceeds from the offering to pay amounts under the line of credit.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2007.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

a) Exhibits

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

Nacel Energy Corporation
Date: November 14, 2007

By:	/s/ Brian M. Lavery
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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