Form 10QSB
period 2007-12-31
NACEL ENERGY CORP
filed 2008-02-14
CIK 1396334

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,400,000 shares of common stock outstanding as of February 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in Nacel Energy’s registration statement on Form SB-2.

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	31-Dec-07	31-Mar-07

ASSETS
Current assets
Cash & cash equivalents	$22,826	$20,258
Marketable securities	4,695	5,318
TOTAL ASSETS	$27,521	$25,576

Liabilities and stockholders’ deficit
Shareholder line of credit	$121,419	$52,449

Stockholders’ deficit
Common stock, $.001 par value, 50,000,000 shares authorized; 21,400,000 and 11,000,000 shares issued and outstanding	21,400	11,000
Additional paid in capital	1,227,033	(9,425)
Deficit accumulated during the development stage	(170,525)	(28,221)
Subscription receivable	(1,172,288)	-
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	482	(227)
Total stockholders’ deficit	(93,898)	(26,873)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,521	$25,576

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	For the three months ended			For the nine months ended		For the period from February 7, 2006 (inception) to
	31-Dec-07		31-Dec-06	31-Dec-07	31-Dec-06	31-Dec-07

General and administrative expenses		$93,273	$-	$135,732	$9,095	$162,958
Other (income) expense
Interest expense		3,070	-	6,858	-	7,883
Interest income		-	-	(178)	-	(183)
Dividend income		-	-	(108)	-	(133)
Net loss		(96,343)	-	(142,304)	(9,095)	(170, 525)
Other comprehensive income : unrealized gain (loss) on marketable securities		(98)	-	(709)	-	(482)
Comprehensive net loss	$	(96,441)	$-	$(143,013)	$(9,095)	$ (171,007)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.00)	n/a

Basic and diluted weighted average common shares outstanding		20,434,783	11,000,000	14,534,545	11,000,000	n/a

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended		For the period from February 7, 2006
	31-Dec-07	31-Dec-06	(inception) to 31-Dec-07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,304)	$(9,095)	$(170,525)
Adjustments to reconcile net loss to cash used in operating activities:
Stock for services	-	-	550
Imputed interest	6,858	-	7,883
Changes in assets and liabilities:
Marketable securities	1,332	-	(4,213)
Cash used in operating activities	(134,114)	(9,095)	(166,305)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	68,970	12,247	121,419
Proceeds from warrant exercise	27,712	-	27,712
Proceeds from sale of stock	40,000	-	40,000
Cash provided by financing activities	136,682	12,247	189,131

Net change in cash	2,568	3,152	22,826
Cash, beginning of period	20,258	-	-
Cash, end of period	$22,826	$3,152	$22,826

Non-cash investing and financing activities:
Subscription receivable	$1,172,288	$-	$1,172,288

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income tax paid	-	-	-

NACEL ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nacel Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nacel Energy Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for year end March 31, 2007, as reported in the Form SB-2 have been omitted.

2. GOING CONCERN

As shown in the accompanying financial statements, Nacel Energy generated losses since inception and has negative working capital as of December 31, 2007. These conditions raise substantial doubt as to Nacel Energy's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and loans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. EQUITY

On April 12, 2007, Nacel Energy issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrants was nominal. The warrant expires in September 2010 and vests immediately. On November 19, 2007, the warrant was exercised and Nacel Energy issued 2,400,000 shares of common stock to the third party. Through the period ending December 31, 2007, Nacel received $27,712 of the $1,200,000 proceeds related to the warrant exercise. The remaining amount is recorded as a subscription receivable.
During the period ended September 30, 2007 Nacel Energy sold 8,000,000 shares of common stock for $40,000.

On October 20, 2007, Nacel Energy enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. All share and per share amounts including earnings per share have been adjusted to reflect the stock split as of the first date of the first period reported in this filing. There was no change to the warrant exercise price of $0.50.

On December 1, 2007, Nacel Energy reduced its total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares.

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
The following discussion of our financial condition and results of operations as of December 31, 2007, should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Nacel Energy,” “we,” “us,” and “our” refer to Nacel Energy Corporation.

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

On April 12, 2007, we issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. The warrant expires in September 2010 and vests immediately. On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of the Company’s common stock, at a price of $0.005 per share and 2,400,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $1,240,000. On November 19, 2007, the warrant was exercised and Nacel Energy issued 2,400,000 shares of common stock to the third party. Through the period ended December 31, 2007, Nacel Energy received $27,712 of the total $1,200,000 proceeds related to the warrant exercise. The remaining amount is recorded as a subscription receivable. On October 20, 2007, Nacel Energy enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. On December 1, 2007 Nacel Energy reduced its total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares.

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

Results of Operations (Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006)

We generated no revenues from our operations for the three months ended December 31, 2007 (“Q3 2007 Period”) and for the three months ended December 31, 2006 (“Q3 2006 Period”).

Our operating expenses were $93,273 for the Q3 2007 Period compared to no operating expenses reported for the Q3 2006 Period. Our operating expenses for the Q3 2007 Period included $62,500 in advertising expenses including corporate branding expenses, website development expenses and expenses relating to the production and distribution of our corporate brochure; $16,511 in other general and administrative expenses including transfer agent fees and miscellaneous expenses, $9,262 in legal and professional fees and $5,000 in travel expenses.

Our other expenses consisted of imputed interest expense of $3,070 for the Q3 2007 Period compared to no reported imputed interest expense for the Q3 2006 Period. The imputed interest expense is due to an unsecured, no-interest $250,000 line of credit facility from a Director which is repayable at an unspecified future date. Interest is being imputed at a rate of prime plus 2% or 10.25% at December 31, 2007. We reported no other income for the Q3 2007 period and for the Q3 2006 Period. The Company reports other income derived from its non-operated wind energy stapled security holdings managed by Babcock and Brown Wind Partners.

Results of Operations (Nine Months Ended December 31, 2007 compared to the Nine Months Ended December, 2006)

We generated no revenues from our operations for the nine months ended December 31, 2007 (“Fiscal 2007 Period”) and for the nine months ended December 31, 2006 (“Fiscal 2006 Period”).

Our operating expenses were $135,732 for the Fiscal 2007 Period compared to operating expenses of $9,095 reported for the Fiscal 2006 Period. Our operating expenses for the Fiscal 2007 Period included; $62,500 in advertising expenses compared to none reported for the Fiscal 2006 period; our advertising expenses included corporate branding expenses, website development expenses and expenses relating to the production and distribution of our corporate brochure; $25,325 in other general and administrative expenses compared to none reported for the Fiscal 2006 period; our other general and administrative expenses included transfer agent fees and miscellaneous expenses; $41,563 in legal and professional fees compared to $9,095 for the Fiscal 2006 period; the $32,468 additional legal and professional fees during the Fiscal 2007 Period were incurred as a result the Company’s decision to proceed with an SB-2 registration of common stock and our reporting obligations as a public company.

Our other expenses for the Fiscal 2007 period were $6,572 compared to none reported for the Fiscal 2006 period; our other expenses included imputed interest expense of $6,858 compared to no reported imputed interest expense for the Fiscal 2006 Period; interest is being imputed at a rate of prime plus 2% or 10.25% at December 31, 2007 due to an unsecured, no-interest $250,000 line of credit facility from a Director which is repayable at an unspecified future date. We had other income of $286 for the Fiscal 2007 period compared to none reported for the Fiscal 2006 period. Our other income for the Fiscal 2007 period included interest income of $178 and dividend income of $108. The Company reports other income from its non-operated wind energy stapled security holdings managed by Babcock and Brown Wind Partners.

Liquidity and Capital Resources

We had total assets of $27,521 as of December 31, 2007, which consisted of cash of $22,826 and marketable securities of $4,695. We had total liabilities of $121,419 as of December 31, 2007. The Company entered into an agreement with a Director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $3,070 of imputed interest expense in the three months ended December 31, 2007. $128,581 was available for borrowing as of December 31, 2007.

At December 31, 2007 we had paid-in capital of $1,227,033 and subscription receivable of $1,172,288.

We have had net losses since inception and had an accumulated deficit of $170,525 at December 31, 2007.

We had net cash used in operating activities of $134,114 for the nine months ended December 31, 2007. We had a net loss of $142,304 including $286 of other income and imputed interest of $6,858.

We had $136,682 in net cash provided by financing activities for the nine months ended December 31, 2007, including $68,970 from our shareholder line of credit, $27,712 proceeds from a warrant exercise and $40,000 proceeds from sales of stock.

At inception, February 7, 2006, we issued 11,000,000 shares of common stock at par value to two founders for reimbursement of $550 of expenses paid by the two founders.

On April 12, 2007, we issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. The warrant expires in September 2010 and vests immediately.

On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of the Company’s common stock, at a price of $0.005 per share and 2,400,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $1,240,000. On September 24, 2007, we closed our offering, having sold all 8,000,000 common shares to 50 investors for proceeds of $40,000. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were exercised and delivered to the warrant holder.

On October 20, 2007 Nacel Energy enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. The 1:20 forward split was enacted to increase of the aggregate price of our offering amount registered from $100,000 to $1,240,000.

On December 01, 2007 Nacel Energy reduced its total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares. The Director’s determined the reduced capital stock was sufficient to accommodate our future capital requirements.

Historically, our cash has been provided by a line of credit facility from a Director bearing an imputed interest rate of prime plus 2% or 10.25% at December 31, 2007. We had no outstanding cash commitments as of December 31, 2007.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were exercised and delivered to the warrant holder.

(b) Use of Proceeds.

On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of the Company’s common stock, at a price of $$0.005 per share and 2,400,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $1,240,000. On September 24, 2007, we closed our offering, having sold all 8,000,000 common shares to 50 investors for proceeds of $40,000. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were exercised and delivered to the warrant holder.

At December 31, 2007, we had expended proceeds of the offering including $62,500 in advertising expenses, $16,042 in general and administrative expenses and $9,262 in legal and professional fees.

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

Nacel Energy has entered into an agreement with a Director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% or 10.25% for a total of $6,858 of interest expense in the nine months ended December 31, 2007. $128,581 was available for borrowing as of December 31, 2007. Our line of credit had a balance of $121,419 at December 31, 2007. To the extent amounts are outstanding the Company may use additional proceeds from the offering to pay amounts under the line of credit.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended December 31, 2007.

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
Date: February 14, 2008

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