Form 10KSB
period 2008-03-31
NACEL ENERGY CORP
filed 2008-07-28
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-142860

NACEL ENERGY CORPORATION
(Name of small business issuer in its charter)

Wyoming	20-4315791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1128 12th Street, Suite B, Cody, Wyoming	82414
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (416) 233-5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

21,816,000 common shares @ $4.03 (1) = $87,918,480
(1) Closing price on June 2, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

21,816,000 common shares issued and outstanding as of June 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us”, “our company”, and “Nacel Energy” means Nacel Energy Corporation, a Wyoming corporation, unless otherwise indicated.

PART I

Item 1: Description of Business

Overview

The address of our principal executive office is 1128 12th Street, Suite B, Cody, Wyoming, 82414. Our telephone number is (307) 461-4221.

Our common stock is quoted on the OTC Bulletin Board under the symbol "NCEN".

We have a wholly-owned subsidiary, 0758817 BC Ltd.

History

We are a development stage company that has generated no revenues from our operations since incorporation on February 7, 2006. We have incurred losses since our inception and rely upon the sale of our securities and funds provided by management to cover expenses.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind energy properties and project opportunities and raising capital. On April 12, 2007, we issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. The warrant expires in September 2010 and vested immediately. On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of the Company’s common stock, at a price of $0.005 per share and 2,400,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $1,240,000. On November 19, 2007, the warrant was exercised and Nacel Energy issued 2,400,000 shares of common stock to the third party. Through the period ended March 31, 2008, Nacel Energy received $509,627 of the total $1,200,000 proceeds related to the warrant exercise. The remaining amount is recorded as a subscription receivable. On October 20, 2007, Nacel Energy enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. On December 1, 2007 Nacel Energy reduced its total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares.

Operations

On March 13, 2008, we acquired from Murray Fleming, a director, the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data. We intend to erect turbines on these four projects together with development partners and earn revenue from the generation and sale of electricity or from the sale of our interests in the development projects. Prior to generating revenue from our operations, we must complete all of the following 25 steps of our wind energy project development model:

1.	Survey regional wind data, topography, power market, transmission and permitting characteristics to determine area of interest
2.	Identification of land owner(s)
3.	Secure wind development rights option agreement(s)
4.	Create project legal structure
5.	Procure anemometer and related equipment for the collection of site specific wind data
6.	Desktop environmental assessment, desktop archeological assessment, desktop avian study
7.	Detailed transmission, interconnection, permitting review
8.	Turbine site plan
9.	Turbine supply agreement
10.	Electrical engineering review, civil engineering review
11.	Interconnection assessment
12.	Utility transmission study
13.	Fatal flaw analysis
14.	Complete detailed project construction estimates & scheduling
15.	Complete environmental, archeological and avian assessments
16.	Obtain permitting for project
17.	Power Purchase Agreement framework
18.	Project financing structure analysis
19.	Tax partner identification
20.	Equity partner identification
21.	Project financing partner identification
22.	Complete power purchase agreement
23.	Complete project financing agreement
24.	Commence project construction
25.	Operations

Status of Existing Projects

In July of 2008, Dan Leach resigned as president, CEO and director.  Mr. Leach has requested that the Company’s wind energy projects be returned to him, in exchange for the return to the Company of his 1,250,000 shares of Nacel Energy stock.  The Company is in the process of evaluating whether to keep the projects, or return some or all of them to Mr. Leach.  If the Company were to return all the projects to Mr. Leach, the Company would have no wind energy projects unless additional projects are acquired in the future.

A. Nacel Ridge
Dominican Republic
600 Megawatt Wind Power Project

Nacel Ridge Legal Structure

•	Nacel Ridge is a joint venture between Ridge Partners Dominicano (Norte), S.A. and Nacel Energy Corporation.

•
Ridge Partners Dominicano (Norte) S.A. is a Dominican corporation that has entered into a large land lease agreement with Instituto Agrario Dominicano for the purpose of growing the bio-energy crop Jatropha. Ridge will grow the crop only on fallow fields and will not displace any food crops. The wind turbines will be erected on fields that are controlled and planted by Ridge, with no negative impact on growth or the ecology

Project Summary

•
Nacel Ridge will develop wind power projects in the Dominican Republic in three phases with a total capacity at build out of 600 megawatts of electrical production. The land on which this project is to be located is described in a lease between the Instituto Agrario Dominicano (IAD) and Ridge Partners Dominicano (Norte), S.A.

•	These lands are going to be used for the cultivation of Jatropha Curcas from which, vegetable oil will be extracted for biodiesel production.

•	The addition of wind turbines to these sites is complimentary to the production of Jatropha Curcas and will maximize the productivity of green energy for the total project.

•	The 600 megawatt project is planned for three phases of 200 megawatts per phase, each phase is comprised of four 50 megawatt clusters

•	This project will require more than 330 turbines

•	Nacel Ridge intends to complete the three phases of the project in 5-6 years

Capital Investment

—	In order to fully implement the project, Nacel Ridge will be required to invest 1.8-2.0 million dollars per megawatt of capital for a total cost of more than 1.14 billion dollars at build out.

Regulatory Challenges

•	Need a practical understanding of the implementation of Ley 57-07 and how we can qualify for the incentives under the new program

•	Need a well defined path for permitting obligations

•	Need a clear understanding of the Clean Development Mechanism (CDM) in the Dominican Republic

•	Need the flexibility to develop the project phases at a pace that is most efficient for the company

Implementation of Phase 1

We have completed work on steps 1, 2, 4 and 20 of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development model and on the following items specific to the Nacel Ridge project:

•	Hurricane Risk Assessment
•	Economic Modeling
•	Permitting & Regulatory Challenges
•	Sourcing of Equipment
•	Sourcing of Contractors
•	Analysis of Carbon Credits
•	Sourcing of Insurance

B. Blue Creek
Moore County, Texas
20 Megawatt Wind Power Project

Blue Creek Legal Structure

•	Blue Creek is organized as Blue Creek Wind Partners LLC, a Texas limited liability corporation. Nacel Energy is currently the 100% managing member of Blue Creek Wind Partners LLC.

Project Summary

Blue Creek will be developed in phases with a total potential capacity at build out of 60 megawatts of electrical production.

•	The Blue Creek project is planned for three phases of 20 megawatts with each phase comprised of clusters of 8-10 turbines. The total project will be 60 megawatts.

•	The Blue Creek project will require more than 30 turbines in total.

•	Blue Creek Wind Partners LLC intends to complete the build-out of the three phases of the Blue Creek project in 3-5 years

Capital Investment

—	In order to fully implement the project, Blue Creek Wind Partners LLC will be required to invest 1.8-2.0 million dollars per megawatt of capital for a total cost of $120 million dollars at build out.

Implementing Phase 1

We have completed work on steps 1, 2, 4 and 5 of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development model.

C. Channing Flats
Moore County, Texas
20 Megawatt Wind Power Project

Channing Flats Legal Structure

•	Channing Flats is organized as Channing Flats Wind Partners LLC, a Texas limited liability corporation. Nacel Energy is currently the 100% managing member of Channing Flats Wind Partners LLC.

Project Summary

•	Channing Flats will be developed in phases with a total potential capacity at build out of 60 megawatts of electrical production.

•	The Channing Flats project is planned for three phases of 20 megawatts with each phase comprised of clusters of 8-10 turbines.

•	The Channing Flats project will require more than 30 turbines in total.

•	Channing Flats Wind Partners LLC intends to complete the build-out of the three phases of the Channing Flats project in 3-5 years

Capital Investment

—
In order to fully implement the project, Channing Flats Wind Partners LLC will be required to invest 1.8-2.0 million dollars per megawatt of capital for a total cost of $120 million dollars at build out.

Implementing Phase 1

We have completed work on steps 1, 2, 4 and 5 of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development model

D. Other Projects
Kansas and Ohio

We have completed steps 1 and 2 of our wind energy project development model in Kansas and Ohio. Work will begin as soon as practicable on the other items of our wind project development model.

Item 2: Description of Property

We lease our office at 1128 12th Street, Suite B, Cody, Wyoming, 82414 on a month to month basis. Our office is approximately 800 square feet. Our lease payment is $350 per month.

Item 3:  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

As previously reported, on June 13, 2008, Nacel Energy Corporation (the “Company”) received a letter from the staff of the Securities and Exchange Commission (“SEC”) notifying the Company that the staff is conducting an inquiry relating to the Company. The letter indicates that the inquiry is non-public and should not be construed as an indication that the SEC or its staff believes that any violation has occurred, nor should the Company consider the letter as an adverse reflection upon any person, entity or security.

On June 27, 2008, the Board of Directors authorized an internal investigation of the matters set forth in the SEC’s letter and directed the Company’s President, Dan Leach, to coordinate the investigation. Mr. David Zisser of the law firm Isaacson Rosenbaum P.C. in Denver, Colorado, was retained to conduct the investigation. On July 15, 2008, during the course of the investigation, K&L/Gates, personal counsel for Mr. Leach, contacted Mr. Zisser by telephone and raised certain matters. In light of the position of Mr. Leach’s attorneys expressed to Mr. Zisser in the July 15, 2008 telephone conference with him, and his disagreement with certain of the positions taken and actions proposed by them, Mr. Zisser determined that he could no longer conduct an independent internal investigation.  He then tendered his resignation on July 15, 2008.  On July 18, Mr. Leach submitted his resignation as President and Chief Executive Officer to the Company’s Board of Directors.  On July 21, 2008, Mr. David Roos, of the law firm Moye White LLC in Denver, Colorado, was retained by the Company’s Board of Directors to complete the independent internal investigation. Mr. Roos is also a former staff attorney with the SEC, with more than 25 years experience in securities matters.  The Board of Directors, in consultation with Mr. Roos, adopted a resolution on July 21, 2008 authorizing him to investigate fully the matters raised in the SEC’s request for information and all other matters which, in his discretion, are relevant thereto.

Item 4: Submissions of Matters to a Vote of Security Holders

No matters have been submitted during the fiscal year to a vote by our security holders.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "NCEN".

The following table reflects the high and low bid information for our common stock obtained from Alphatrade and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2008	$2.36	$0.79
December 31, 2007	$1.15	$0.85
September 30, 2007	Not trading	Not Trading
June 30, 2007	Not trading	Not trading

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N St. Petersburg, Florida 33701.

As of June 1, 2008, the list of stockholders for our shares of common stock showed 48 registered stockholders, and we had 21,816,000 shares of common stock outstanding.

Dividend Policy

We intend to pay dividends at a future date from cash flow or as a return of capital.

Equity Compensation Plan Information

Effective April 1, 2008, we adopted a STOCK AWARD PLAN with the following provisions:

•
The Stock Award Plan (the 'Plan') is for selected employees of and consultants and advisors to the Company and is intended to advance the best interests of the Company by providing stock-based compensation to employees and consultants of the Company.

•	The Plan shall be administered by the Board of Directors of the Company

•	The total number of shares of Common Stock available under the Plan shall not exceed in the aggregate 100,000, subject to increase at the discretion of the Board of Directors.

•
The individuals who shall be eligible to participate in the Plan shall be any employee, consultant, advisor or other person providing services to the Company, provided the services are not related to any prohibited activity (hereinafter such persons may sometimes be referred to as the 'Eligible Individuals'). Prohibited Activity shall include the following:

o
Any services in connection with the offer or sale of securities in a capital-raising transaction, any services that directly or indirectly promote or maintain a market for the Company’s securities, and any services in connection with a shell merger.

•	The Plan shall terminate on March 31, 2009.

Item 6: Management’s Discussion and Analysis or Plan of Operation

Overview

The address of our principal executive office is 1128 12th Street, Suite B, Cody, Wyoming, 82414. Our telephone number is (307) 461-4221.

Our common stock is quoted on the OTC Bulletin Board under the symbol "NCEN".

We have a wholly-owned subsidiary, 0758817 BC Ltd.

History

We are a development stage company that has generated no revenues from our operations since incorporation on February 7, 2006. We have incurred losses since our inception and rely upon the sale of our securities and funds provided by management to cover expenses.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities and raising capital.

On April 16, 2007, we issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. The warrant expires in September 2010 and vested immediately. On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of the Company’s common stock, at a price of $0.005 per share and 2,400,000 shares of the Company’s common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered is $1,240,000. On November 19, 2007, the warrant was exercised and Nacel Energy issued 2,400,000 shares of common stock to the third party. Through the period ended March 31, 2008, Nacel Energy received $509,627 of the total $1,200,000 proceeds related to the warrant exercise. The remaining amount is recorded as a subscription receivable. On October 20, 2007, Nacel Energy enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. On December 1, 2007 Nacel Energy reduced its total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares.

Operations

On March 13, 2008, we acquired from Murray Fleming, a director, the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data. We intend to erect turbines on these four projects together with development partners and earn revenue from the generation and sale of electricity or from the sale of our interests in the development projects. Prior to generating revenue from our operations, we must complete all of the following 25 steps of our wind energy project development model:

1.	Survey regional wind data, topography, power market, transmission and permitting characteristics to determine area of interest
2.	Identification of land owner(s)
3.	Secure wind development rights option agreement(s)
4.	Create project legal structure
5.	Procure anemometer and related equipment for the collection of site specific wind data
6.	Desktop environmental assessment, desktop archeological assessment, desktop avian study
7.	Detailed transmission, interconnection, permitting review
8.	Turbine site plan
9.	Turbine supply agreement
10.	Electrical engineering review, civil engineering review
11.	Interconnection assessment
12.	Utility transmission study
13.	Fatal flaw analysis
14.	Complete detailed project construction estimates & scheduling
15.	Complete environmental, archeological and avian assessments
16.	Obtain permitting for project
17.	Power Purchase Agreement framework
18.	Project financing structure analysis
19.	Tax partner identification
20.	Equity partner identification
21.	Project financing partner identification
22.	Complete power purchase agreement
23.	Complete project financing agreement
24.	Commence project construction
25.	Operations

Status of Existing Projects

In July of 2008, Dan Leach resigned as president, CEO and director.  Mr. Leach has requested that the Company’s wind energy projects be returned to him, in exchange for the return to the Company of his 1,250,000 shares of Nacel Energy stock.  The Company is in the process of evaluating whether to keep the projects, or return some or all of them to Mr. Leach.  If the Company were to return all the projects to Mr. Leach, the Company would have no wind energy projects unless additional projects are acquired in the future.

A. Nacel Ridge
Dominican Republic
600 Megawatt Wind Power Project

Nacel Ridge Legal Structure

•	Nacel Ridge is a joint venture between Ridge Partners Dominicano (Norte), S.A. and Nacel Energy Corporation.

•
Ridge Partners Dominicano (Norte) S.A. is a Dominican corporation that has entered into a large land lease agreement with Instituto Agrario Dominicano for the purpose of growing the bio-energy crop Jatropha. Ridge will grow the crop only on fallow fields and will not displace any food crops. The wind turbines will be erected on fields that are controlled and planted by Ridge, with no negative impact on growth or the ecology

Project Summary

•
Nacel Ridge will develop wind power projects in the Dominican Republic in three phases with a total capacity at build out of 600 megawatts of electrical production. The land on which this project is to be located is described in a lease between the Instituto Agrario Dominicano (IAD) and Ridge Partners Dominicano (Norte), S.A.

•	These lands are going to be used for the cultivation of Jatropha Curcas from which, vegetable oil will be extracted for biodiesel production.

•	The addition of wind turbines to these sites is complimentary to the production of Jatropha Curcas and will maximize the productivity of green energy for the total project.

•	The 600 megawatt project is planned for three phases of 200 megawatts per phase, each phase is comprised of four 50 megawatt clusters

•	This project will require more than 330 turbines

•	Nacel Ridge intends to complete the three phases of the project in 5-6 years

Capital Investment

—	In order to fully implement the project, Nacel Ridge will be required to invest 1.8-2.0 million dollars per megawatt of capital for a total cost of more than 1.14 billion dollars at build out.

Regulatory Challenges

•	Need a practical understanding of the implementation of Ley 57-07 and how we can qualify for the incentives under the new program

•	Need a well defined path for permitting obligations

•	Need a clear understanding of the Clean Development Mechanism (CDM) in the Dominican Republic

•	Need the flexibility to develop the project phases at a pace that is most efficient for the company

Implementation of Phase 1

We have completed work on steps 1, 2, 4 and 20 of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development model and on the following items specific to the Nacel Ridge project:

•	Hurricane Risk Assessment
•	Economic Modeling
•	Permitting & Regulatory Challenges
•	Sourcing of Equipment
•	Sourcing of Contractors
•	Analysis of Carbon Credits
•	Sourcing of Insurance

B. Blue Creek
Moore County, Texas
20 Megawatt Wind Power Project

Blue Creek Legal Structure

•	Blue Creek is organized as Blue Creek Wind Partners LLC, a Texas limited liability corporation. Nacel Energy is currently the 100% managing member of Blue Creek Wind Partners LLC.

Project Summary

Blue Creek will be developed in phases with a total potential capacity at build out of 60 megawatts of electrical production.

•	The Blue Creek project is planned for three phases of 20 megawatts with each phase comprised of clusters of 8-10 turbines. The total project will be 60 megawatts.

•	The Blue Creek project will require more than 30 turbines in total.

•	Blue Creek Wind Partners LLC intends to complete the build-out of the three phases of the Blue Creek project in 3-5 years

Capital Investment

—	In order to fully implement the project, Blue Creek Wind Partners LLC will be required to invest 1.8-2.0 million dollars per megawatt of capital for a total cost of $120 million dollars at build out.

Implementing Phase 1

We have completed work on steps 1, 2, 4 and 5 of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development model.

C. Channing Flats
Moore County, Texas
20 Megawatt Wind Power Project

Channing Flats Legal Structure

•	Channing Flats is organized as Channing Flats Wind Partners LLC, a Texas limited liability corporation. Nacel Energy is currently the 100% managing member of Channing Flats Wind Partners LLC.

Project Summary

•	Channing Flats will be developed in phases with a total potential capacity at build out of 60 megawatts of electrical production.

•	The Channing Flats project is planned for three phases of 20 megawatts with each phase comprised of clusters of 8-10 turbines.

•	The Channing Flats project will require more than 30 turbines in total.

•	Channing Flats Wind Partners LLC intends to complete the build-out of the three phases of the Channing Flats project in 3-5 years

Capital Investment

—
In order to fully implement the project, Channing Flats Wind Partners LLC will be required to invest 1.8-2.0 million dollars per megawatt of capital for a total cost of $120 million dollars at build out.

Implementing Phase 1

We have completed work on steps 1, 2, 4 and 5 of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development model

D. Other Projects
Kansas and Ohio

We have completed steps 1 and 2 of our wind energy project development model in Kansas and Ohio. Work will begin as soon as practicable on the other items of our wind project development model.

Results of Operations for the year ended March 31, 2008 compared to March 31, 2007

We generated no revenues from our operations for the twelve months ended March 31, 2008 (“Fiscal 2007-8 Period”) and for the twelve months ended March 31, 2007 (“Fiscal 2006-7 Period”).

Our total operating expenses were $818,140 for the Fiscal 2007-8 Period compared to total operating expenses of $26,435 reported for the Fiscal 2006-7 Period. Our operating expenses for the Fiscal 2007-8 Period included; $490,000 in wind project development expenses compared to none reported for the Fiscal 2006-7 period and $328,140 in general and administrative expenses compared to $26,435 reported for the Fiscal 2006-7 period. Our general and administrative expenses included $83,500 in marketing expenses compared to none reported for the Fiscal 2006-7 period; our marketing expenses included corporate branding expenses, website development expenses and expenses relating to the production and distribution of our corporate brochure; $9,000 in expenses related to project development compared to none reported for the Fiscal 2006-7 period; $147,779 in legal and professional fees compared to $23,269 for the Fiscal 2006-7 period; the $124,510 additional legal and professional fees during the Fiscal 2007-8 Period were incurred as a result of retaining counsel regarding capital financing transactions, fees payable pursuant to an investment banking agreement, and our reporting obligations as a public company.

Our net other expenses for the Fiscal 2007-8 period were $8,758 compared to $994 reported for the Fiscal 2006-7 period; our other expenses included imputed interest expense of $9,327 compared to $1,025 imputed interest expense for the Fiscal 2006-7 Period; interest is being imputed at a rate of prime plus 2% at March 31, 2008 due to an unsecured, no-interest $250,000 line of credit facility from a Director which is repayable at an unspecified future date. We had other income of $286 for the Fiscal 2007-8 period compared to $31 reported for the Fiscal 2006-7 period. Our other income for the Fiscal 2007-8 period included interest income of $178 and dividend income of $108.

Liquidity and Capital Resources

We had total assets of $411,862 as of March 31, 2008, which consisted of cash of $380,567, fixed assets of $30,018, and other current assets of $1,277. We had total liabilities of $216,735 as of March 31, 2008 consisting of accounts payable of $78,660 and a related party line of credit of $138,075. The Company entered into an agreement with a Director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $9,327 of imputed interest expense for the Fiscal 2007 period. $111,925 was available for borrowing as of March 31, 2008. At March 31, 2008 we had paid-in capital of $1,719,502 and subscription receivable of $690,373.

We have had net losses since inception and had an accumulated deficit of $855,402 at March 31, 2008.

We had net cash used in operating activities of $244,926 for the twelve months ended March 31, 2008. We had a net loss of $827,181 including a non-cash item of $490,000 related to the acquisition of our four wind energy projects and imputed interest of $9,327.

We had $635,253 in net cash provided by financing activities for the twelve months ended March 31, 2008, including $85,626 from our shareholder line of credit, $509,627 proceeds from a warrant exercise and $40,000 proceeds from sales of stock.

At inception, February 7, 2006, we issued 11,000,000 shares of common stock at par value to two founders for reimbursement of $550 of expenses paid by the two founders.

On April 16, 2007, we issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. On November 16, 2007, the third-party exercised the warrant and entered in a Promissory Note to pay $1,200,000. As of March 31, 2008, Nacel Energy had received $509,627 of the $1,200,000 proceeds related to the warrant exercise. The remaining amount is recorded as a subscription receivable.

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

On June 20, 2008, HPC Capital Management informed the Company that it was suspending its investment banking agreement to provide investment banking services to the Company in light of the SEC’s inquiry. As of the date of the suspension, the Company and potential investors had been unable to come to final terms regarding certain private financing of the Company. Consequently, the Company has no current agreements with any private investors to provide private financing to the Company.

Historically, our cash has been provided by a line of credit facility from a Director bearing an imputed interest rate of prime plus 2% at March 31, 2008 and from the raising of capital. We had no outstanding cash commitments as of March 31, 2008.

As we expand, we may need to make sizeable cash commitments to develop our wind power generation facilities, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing, which will cause dilution of current shareholders. Because the Company has generated no operating revenues to date, the predominant component of our liquidity is cash on hand.

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

Application of Critical Accounting Policies

The consolidated financial statements include the accounts of Nacel Energy Corporation, and its wholly owned subsidiary, 0758817 BC Ltd. All significant intercompany balances and transactions are eliminated on consolidation.

Item 7: Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statements of Expenses

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nacel Energy Corporation
(a development stage company)
Cody, Wyoming

We have audited the accompanying consolidated balance sheet of Nacel Energy Corporation (“Nacel”) as of March 31, 2008 and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2008 and 2007 and for the period from February 7, 2006 (inception) through March 31, 2008. These financial statements are the responsibility of Nacel. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. Nacel is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Nacel’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nacel as of March 31, 2008, and the consolidated results of its operations and its cash flows for periods described in conformity with accounting principles generally accepted in the United States of America

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 24, 2008

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2008

ASSETS
Current Assets
Cash	$380,567
Other current assets	1,277
Total current assets	381,844
Property, plant and equipment, net of accumulated depreciation of $0	30,018
TOTAL ASSETS	$411,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$78,660
Shareholder line of credit	138,075
Total liabilities	216,735
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 21,400,000 shares issued and outstanding	21,400
Additional paid in capital	1,719,502
Subscription receivable	(690,373)
Deficit accumulated during the development stage	(855,402)
Total Stockholders’ Equity	195,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,862

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
Years Ended March 31, 2008 and 2007 and For The Period
From February 7, 2006 (Inception) Through March 31, 2008

	March 31 2008	March 31, 2007		February 7, 2006 (Inception) Through March 31, 2008

General and Administrative Expenses	$328,140		$26,435	$355,367
Wind Project Development Costs	490,000		-	490,000
Other Income (Expenses)
Interest Expense	(9,327)		(1,025)	(10,352)
Other Income	286		31	317
Total Other Income (Expense)	(9,041)		(994)	(10,035)
Net Loss	$(827,181)	$	(27,429)	$(855,402)

Basic and diluted net loss per share	$(0.05)		$(0.00)	N/A

Basic and diluted weighted average common shares outstanding	16,241,530		11,000,000	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For The Period From February 7, 2006 (Inception) Through March 31, 2008

							Total
			Additional			Other	Stockholders'
	Common Stock		Paid in	Accumulated	Subscription	Comprehensive	Equity
	Shares	Par	Capital	Deficit	Receivable	Income (Loss)	(Deficit)
Balance at February 7, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Founders shares issued for reimbursement of expenses	11,000,000	11,000	(10,450)	-	-	-	550

Net Loss				(792)	-		(792)

Balance, March 31, 2006	11,000,000	11,000	(10,450)	(792)	-	-	(242)
Imputed Interest	-	-	1,025	-	-	-	1,025
Unrealized loss on marketable securities	-	-	-	-	-	(227)	(227)

Net Loss				(27,429)	-		(27,429)

Balance, March 31, 2007	11,000,000	11,000	(9,425)	(28,221)	-	(227)	(26,873)
Shares issued for cash	8,000,000	8,000	32,000	-	-	-	40,000
Shares issued for exercise of warrant	2,400,000	2,400	1,197,600	-	(690,373)	-	509,627
Wind projects donated by related party	-	-	490,000	-	-	-	490,000
Imputed Interest	-	-	9,327	-	-	-	9,327
Unrealized gain on marketable securities	-	-	-	-	-	227	227
Net Loss	-	-	-	(827,181)	-	-	(827,181)

Balance, March 31, 2008	21,400,000	$21,400	$1,719,502	$(855,402)	$(690,373)	$-	$195,127

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Corporation)
Consolidated Statements of Cash Flows
Years Ended March 31, 2008 and 2007 and For The Period
From February 7, 2006 (Inception) Through March 31, 2008

	2008	2007	February 7, 2006 through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(827,181)	$(27,429)	$(855,402)
Adjustments to reconcile net loss to cash used in operating activities:
Stock for services	-	-	550
Wind project development costs	490,000	-	490,000
Imputed interest	9,327	1,025	10,352
Changes in:
Other current assets	4,268	-	(1,277)
Accounts payable	78,660	-	78,660
Cash flows used in operating activities	(244,926)	(26,404)	(277,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(30,018)	-	(30,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	85,626	52,207	138,075
Proceeds from sale of common stock	40,000	-	40,000
Proceeds from exercise of warrant	509,627	-	509,627
Cash flows provided by financing activities	635,253	52,207	687,702

Net increase in cash	360,309	20,258	380,567
Cash, beginning of period	20,258	-	-
Cash, end of period	$380,567	$20,258	$380,567

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements

NACEL ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization & business.

i) Organization

We were incorporated in the State of Wyoming on February 7, 2006. On March 13th, 2006 we applied and subsequently received the approval of the Wyoming Secretary of State on March 31, 2006, to amend Article 5 of our Articles of Incorporation to authorize the issuance of an unlimited number of common and preferred shares without further application to the State as provided for under Wyoming law. Currently, our Board of Directors has authorized a total of 50 million common shares, of which 21,400,000 are issued and outstanding, and no preferred shares. We changed our name to Nacel Energy Corporation (“Nacel Energy”) from Zephyr Energy Corporation on April 3, 2007.

ii) Business

We intend to become a wind electric energy generation and wind project development, company. We intend to identify and evaluate the economic feasibility and resource potential of wind development properties, predominantly in the States of Montana, Wyoming, Colorado, New Mexico, Texas, and in Canada, for the purposes of developing utility scale wind turbine projects. We intend to participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships or through the sale of our interests in the development projects.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities and raising capital.

Basis of Presentation.

The consolidated financial statements include the accounts of Nacel Energy and its wholly-owned subsidiary, 0758817 BC LTD. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates.

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents.

For purposes of the statement of cash flows, Nacel Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and equipment

Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Income taxes.

Nacel Energy recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Nacel Energy provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share.

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation.

Nacel Energy follows Financial Accounting Standard No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107 for financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. There were no compensatory options or warrant granted since inception through March 31, 2008.

Recently issued accounting pronouncements.

Nacel Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Nacel Energy’s results of operations, financial position or cash flow.

Reclassifications.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 – WIND PROJECT DEVELOPMENT COSTS

On January 7, 2008 a director entered into a stock purchase agreement with Darby Investments, for the exchange of 1,000,000 shares of his personal holdings of Nacel Energy common stock in return for the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data. On March 13, 2008, we acquired the organization and delivery of the four development stage, wind power generation projects in a non-arms length transaction with the director for $1. In addition, we acquired the wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The value of the projects and the wind data is recorded in our consolidated statement of expenses as wind project development costs of $490,000. The value of the shares was determined by an independent valuation to be $490,000. Dan Leach is a principal of Darby Investments and became our president in June of 2008.

The sale of the wind power generation projects and the wind data are recorded as wind project development costs in the accompanying income statement.

Current Status

In July of 2008, Dan Leach resigned as president, CEO and director.  Mr. Leach has requested that the Company’s wind energy projects be returned to him, in exchange for the return to the Company of his 1,250,000 shares of Nacel Energy stock.  The Company is in the process of evaluating whether to keep the projects, or return some or all of them to Mr. Leach.  If the Company were to return all the projects to Mr. Leach, the Company would have no wind energy projects unless additional projects are acquired in the future.

NOTE 3 - SHAREHOLDER LINE OF CREDIT

Nacel Energy entered into an agreement with a director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $9,327 and $1,025 of interest expense for the year ended March 31, 2008 and 2007, respectively. $111,925 was available for borrowing as of March 31, 2008.

NOTE 4 - COMMITMENTS

Nacel Energy’s principal office is located at 1128 12th Street, Suite B, Cody, WY, 82414. The square footage is approximately 800. The rent is $350 per month on an annual lease. The lease expires on February 28, 2009.

NOTE 5 - INCOME TAXES

Nacel Energy uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Nacel Energy has incurred net losses since inception and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $263,000 at March 31, 2008 and will expire in the years 2026 through 2028.

At March 31st, 2008 deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$116,000
Less: valuation allowance	(116,000)
Net deferred tax asset	$-

 NOTE 6 - EQUITY TRANSACTIONS

At inception, Nacel Energy issued 550,000 shares of Common Stock at par value to two founders for reimbursement of $550 of Nacel Energy’s expenses paid by the two founders.

On April 12, 2007, we issued a warrant for 2,400,000 common shares with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. On November 19, 2007, the third-party exercised the warrant and entered in a Promissory Note to pay $1,200,000. As of March 31, 2008, Nacel Energy had received $509,627 of the $1,200,000 proceeds related to the warrant exercise. The remaining amount is recorded as a subscription receivable.

On September 30, 2007 Nacel Energy sold 8,000,000 shares of common stock for $40,000.

On October 20, 2007 Nacel Energy enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. All share and per share amounts including earnings per share have been adjusted to reflect the stock split as of the first date of the first period reported in this filing. There was no change to the third-party warrant exercise price of $0.50 however the number of shares exercisable increased from 120,000 to 2,400,000. The modification of the warrant did not result in a material change in the fair value of the warrant.

On December 1, 2007, Nacel Energy reduced its total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares.

Equity Compensation Plan Information

Effective April 1, 2008, we adopted a STOCK AWARD PLAN with the following provisions:

•
The Stock Award Plan (the 'Plan') is for selected employees of and consultants and advisors to the Company and is intended to advance the best interests of the Company by providing stock-based compensation to employees and consultants of the Company.

•	The Plan shall be administered by the Board of Directors of the Company

•	The total number of shares of Common Stock available under the Plan shall not exceed in the aggregate 100,000, subject to increase at the discretion of the Board of Directors.

•
The individuals who shall be eligible to participate in the Plan shall be any employee, consultant, advisor or other person providing services to the Company, provided the services are not related to any prohibited activity (hereinafter such persons may sometimes be referred to as the 'Eligible Individuals'). Prohibited Activity shall include the following:

o
Any services in connection with the offer or sale of securities in a capital-raising transaction, any services that directly or indirectly promote or maintain a market for the Company’s securities, and any services in connection with a shell merger.

•	The Plan shall terminate on March 31, 2009.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2008, on April 10, 2008, Nacel Energy collected the remaining $690,373 balance of its subscription receivable.

Subsequent to March 31, 2008, on June 2, 2008, Nacel Energy issued:

•	250,000 shares of common stock valued at $1,007,500 to its President, Dan Leach as a bonus.

•	4,000 shares of common stock valued at $15,560 to various third parties for services.

•	12,000 shares of common stock valued at $46,680 to a director for services.

The fair values of the stock awards above were determined using the market price of the stock on the date of grant.

Item 8: Disagreements with Accountants on Accounting and Financial Disclosure

We have no disagreement with our auditors.

Item 8A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed.  The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are monitored and reviewed by the President and Chief Executive Officer. All unexpected results are investigated. We are currently in the process of hiring additional accounting consultants to assist in implementing additional procedures for the monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

At July 21, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Brian Lavery	President and Director	47	February 6, 2006
Murray Fleming	Secretary, Treasurer and Director	46	February 6, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian Lavery, President Director

Brian M Lavery joined Nacel Energy on February 6, 2006 and is currently Director and as of July 17, 2008 is again President. From February 2003 to present, he has been project controls specialist with Fluor Corporation, an organization which provides commercial and industrial engineering, construction and project management services. From May 2004 to November 2004, he was project manager with FRPD Limited, an organization which provides in marine engineering, construction and project management services. From October 2002 to March 2004, he was commercial manager, industrial construction with Walter Bau AG, an organization specializing in commercial and industrial engineering, construction and project management. In 1989, he was industrial project manager with Cana Limited, an organization which provides commercial and industrial engineering, construction and project management services. In 2001, he earned a Master’s degree in Business Administration from Simon Fraser University. In 1987, he earned a Bachelor of Arts in Economics from the University of British Columbia. In 1984, he received his card in the International Association of Machinists.

Murray Fleming, Director, Treasurer and Secretary

Murray S. Fleming joined Nacel Energy on February 6, 2006 and is currently Secretary, Treasurer and Director. From May 2005 to July 2005, he was president and chief executive officer of Iguana Ventures an exploration stage company engaged in the acquisition and exploration of resource properties. From February 2005 to present, he has been a principal of the National Shareholder Services Company and Before the Bell Publishing LLC, organizations which provide investor relations and communications services to energy and resource companies. From July 2004 to January 2005, he was a business development executive with Skyline Investor Relations, an organization which provides investor relations and communications services to energy and resource companies. From November 2003 to June 2004, he was a business development executive with Telus, an organization which provides data and telecommunications networks. From August 2000 to September 2003, he was a business development executive with BCE, an organization which provides data and telecommunications networks. In 1986, he earned a Bachelor of Arts in Economics & Environmental Studies from the University of Victoria.

Dan Leach, Director, President, and Chief Executive Officer resigned on July 18, 2001.

Family Relationships

There are no family relationships between any director or officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10: Executive Compensation

No Officers received compensation for fiscal years ended March 21, 2008 and March 31, 2007.

Employment/Consulting Agreements

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our executive officers except for our Stock Award Plan.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. Except as otherwise disclosed below, we did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2008.

We have the following formal plans for compensating our directors for their service in their capacity as directors:

•	Directors may be awarded stock grants under the Stock Award Plan.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. In fiscal year ended March 31, 2008, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11: Security Ownership of Certain Beneficial Owners and Management

As of June 1, 2008, there were 21,816,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (1)
Brian Lavery c/o 1128 12th Street, Suite B, Cody, Wyoming, 82414	9,000,000	41.25%
Murray Fleming c/o 1128 12th Street, Suite B, Cody, Wyoming, 82414	1,000,000	4.58%
Dan Leach [2] c/o 1128 12th Street, Suite B, Cody, Wyoming, 82414	1,250,000	5.73%
Directors and Executive Officers as a Group (2 people)	10,000,000	46.83%

* less than 1%

(1) Based on 21,816,000 shares of common stock issued and outstanding as of March 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to option or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for the purposes of computing percentage ownership of the person holding such option or warrants, but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 250,000 shares owned directly and 1,000,000 shares owned indirectly through Darby Investments, LLC, of which he is a principal. Mr. Leach has offered to return these shares upon certain conditions in connection with his resignation but at July 21, 2008 the shares had not been returned.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12: Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On January 7, 2008, Murray Fleming, entered into a stock purchase agreement with Darby Investments LLC, which is a personal holding Company of our President, Dan Leach, for the exchange of 1,000,000 shares of Mr. Fleming’s personal holdings of Nacel Energy common stock in return for the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data. On March 13, 2008, we acquired the organization and delivery of the four development stage, wind power generation projects in a non-arms length transaction with the Mr. Fleming for $1. In addition, we acquired the wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The value of the projects and the wind data is recorded in our consolidated statement of expenses as wind project development costs of $490,000. The Company is undertaking a review concerning the future development of our projects including an offer from our former CEO to re-acquire the projects.

Nacel Energy entered into an agreement with Mr. Fleming with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $9,327 and $1,025 of interest expense for the year ended March 31, 2008 and 2007, respectively. $111,925 was available for borrowing as of March 31, 2008.

Item 13: Exhibits

(a)	List of documents filed as part of this Report:

None

(b)	Exhibits:

The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Brian Lavery
31.2 Rule 13a-14(a)/15d-14(a) Certification of Murray Fleming

32.1 Section 1350 Certification, Brian Lavery
32.2 Section 1350 Certification, Murray Fleming

Item 14: Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended March 31, 2008 and March 31, 2007:

Services	2008	2007
Audit fees	$20,000	$7,200
Tax fees	$-	$-
Total fees	$20,000	$7,200

Our board of directors has considered the nature and amount of fees billed by Malone and Bailey and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Malone and Bailey’s independence.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities they occupied at the end of the fiscal year covered by this report, thereunto duly authorized.

NACEL ENERGY CORPORATION

/s/ Brian Lavery
Principal Executive Officer

/s/ Murray Fleming
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities they occupied at the end of the fiscal year covered by this report and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murray Fleming	Director	July 25, 2008
/s/ Brian Lavery	Director	July 25, 2008