Form 10-Q
period 2008-06-30
NACEL ENERGY CORP
filed 2008-08-20
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-142860

NACEL ENERGY CORPORATION

1128 12th Street, Suite B
Cody, Wyoming 82414
Telephone (307) 461-4221

Incorporated in Wyoming	IRS ID# 20-4315791

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Shares of common stock outstanding on August 8, 2008: 21,666,000

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current Assets
Cash	$669,410	$380,567
Other current assets	-	1,277
Total current assets	669,410	381,844
Property, plant and equipment, net of accumulated depreciation of $0	72,582	30,018
TOTAL ASSETS	$741,992	$411,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$-	$78,660
Shareholder line of credit	138,075	138,075
Total liabilities	138,075	216,735
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 shares; issued 21,666,000 at June 30, and 21,400,000 at March 31, 2009	21,666	21,400
Additional paid-in capital	2,791,606	1,719,502
Subscription receivable	-	(690,373)
Deficit accumulated during the development stage	(2,209,355)	(855,402)
Total stockholders' equity	603,917	195,127
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$741,992	$411,862

Nacel Energy Corporation
( A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Three months ended June 30, 2008 and 2007 and the period
from February 7, 2006 (Inception) through June 30, 2008

	Three Months Ended June 30,		Inception through
	2008	2007	June 30, 2008

General and administrative expenses	$1,304,673	$21,796	$1,660,040
Wind project development costs	46,929	-	536,929
Total operating expenses	1,351,602	21,796	2,196,969

Other (income) expense
Interest expense	2,630	1,894	12,982
Other income	(279)	(105)	(596)
Total other (income) expense	2,351	1,789	12,386
Net loss	(1,353,953)	(23,585)	(2,209,355)
Other comprehensive income
Unrealized gain on marketable securities	-	611	-
Comprehensive net loss	$(1,353,953)	$(22,974)	$(2,209,355)

Basic and diluted net loss per share	$(0.06)	$(0.00)	N/A

Basic and diluted weighted average common shares outstanding	21,487,758	11,000,000	N/A

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Three months ended June 30, 2008 and 2007 and the period
from February 7, 2006 (Inception) through June 30, 2008

	Three Months Ended June 30,		Inception through
	2008	2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,353,953)	$(23,585)	$(2,209,355)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock for services	62,240	-	62,790
Wind project development costs		-	490,000
Imputed interest	2,630	1,894	12,982
Stock issued for executive compensation	1,007,500		1,007,500
Changes in:
Other current assets	1,277	-	-
Accounts payable	(78,660)	-	-
Net Cash Used in Operating Activities	(358,966)	(21,691)	(636,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(42,564)	-	(72,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	-	22,485	138,075
Proceeds from sale of common stock	-	-	40,000
Proceeds from exercise of warrant	690,373	-	1,200,000
Net cash Provided by Financing Activities	690,373	22,485	1,378,075

NET INCREASE IN CASH	288,843	794	669,410
CASH AT BEGINNING OF PERIOD	380,567	20,258	-
CASH AT END OF PERIOD	$669,410	$21,052	$669,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NACEL ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB for the year ended March 31, 2008, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB have been omitted.

Property and equipment

Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations. As of June 30, 2008, none of our property had been placed in service and therefore we have not recorded any depreciation.

2. COMMON STOCK

During the three months ended June 30, 2008, Nacel issued 16,000 shares of common stock to consultants and other service providers for services. These shares were recorded at their fair value of $62,240.

During the three months ended June 30, 2008, Nacel issued 250,000 shares of common stock to a former executive as compensation. These shares were recorded at their fair value of $1,007,500.

3. SHAREHOLDER LINE OF CREDIT

Nacel entered into an agreement with a director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at Prime plus 2% for a total of $2,630 and $1,894 for the three months ended June 30, 2008 and 2007, respectively. $111,925 was available for borrowing as of June 30, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation

At the directive of the Securities and Exchange Commission to use “plain English” in its public filings, the Company will use such terms as “we”, “our” and “us” in place of Nacel Energy Corporation or “the Company.” When such terms are used in this manner throughout this document they are in reference only to the corporation, Nacel Energy Corporation and its subsidiary, and are not used in reference to the board of directors, corporate officers, management, or any individual employee or group of employees.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this Form 10-Q.

Overview

We were originally incorporated in the State of Wyoming on February 7, 2006. We are a development stage company that has generated no revenues form our operations since incorporation. We have incurred losses since inception and rely upon the sale of our securities and funds provided by management to cover expenses.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities and raising capital.

Current Operations

In March, 2008, we acquired from a director the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the State of Texas, Kansas, Wyoming, Colorado and New Mexico. For further information concerning each of our development stage wind energy projects referenced herein, see our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed with the Commission.

During the period ended June 30, 2008, we continued to work on several of the 25 steps included in our wind energy project development model. In this regard, we acquired approximately $42,500 in equipment related to the development of the wind energy projects.

As disclosed in our Form 8-K filed on July 18, 2008, Dan Leach resigned as President, CEO and director of Company on July 18, 2008. Subsequent to his resignation, Mr. Leach has requested that the Company’s wind energy projects be returned to him, in exchange for the return of his 1,250,000 shares of our common stock.  The Company believes that it has legal rights and claims to each of its wind energy projects and is evaluating the means to retain these projects and continue contemplated development activities, determine whether it may be appropriate to return some projects to Mr. Leach, and generally evaluate the merits of all existing projects. In particular, the Company believes that it has the contractual right to exclusively deal with the Dominican Republic Project for a period through approximately May, 2009.

If the Company were to return some of the projects to Mr. Leach, the Company would have limited wind energy projects to continue developing unless additional projects are acquired in the future. There are no assurances that additional wind energy projects could be acquired in the future or that potential acquisition terms for suitable project will be favorable.

Plan of Operation

Since our inception, we have been a development company and, accordingly, have incurred losses from operations. For the quarter ended June 30, 2008, we sustained net losses of $1,353,953 and have an accumulated deficit since inception of $2,209,355. We have no revenues and any potential revenues from wind development projects will, in all likelihood, not be generated for several years and then only with the expenditure of substantial additional capital.

We will continue to assess and evaluate each of our development stage wind energy projects during the ensuing months. During this period, we may acquire additional equipment for certain projects which can be quickly developed. However, we don’t envision spending more than approximately $50,000 for additional equipment during the next six months unless reasonably necessary to maintain and proceed with an orderly development of a specific project.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to conserve existing cash resources and the ability to obtain additional capital through additional equity and/or debt financing. In the event that we are unable to conserve existing cash resources and obtain the additional and necessary capital to pursue wind development projects, we may have to cease or significantly curtail our operations. This could materially impact our ability to continue operations.

As of June 30, 2008, we had cash of $669,410 and had working capital of approximately $531,000. We believe that these cash resources will be sufficient to finance our operations for the next 12 months or more. We currently anticipate that we may expend approximately $70,000 for general and administrative expenses during the remaining months of our fiscal year ending March 31, 2009. Thus, we believe there will be no need to raise any additional equity and/or debt financing at any time during the next 12 months.

We have entered into an agreement with a director concerning an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at prime plus 2% for a total of $2,360 of imputed interest expense for the three months ended June 30, 2008. As of June 30, 2008, we had borrowed $138,075 under this credit facility, thereby leaving $111,925 available for future borrowing. If the director were to require payment on this credit facility or otherwise limit additional amounts available for borrowing, this could have a material impact on the liquidity of the Company and its future operations.

On June 20, 2008, we were informed by HPC Capital Management that it was suspending its investment banking agreement to provide us with investment banking services in light of the SEC’s inquiry. As of the date of the suspension, the Company and potential investors had been unable to come to final terms regarding certain private financing for the Company. Consequently, we have no current agreements with any private investors to provide private financing to the Company.

Results of Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Overview. The net loss for the three months ended June 30, 2008 was $1,353,953 compared to a net loss of $23,585 for the three months ended June 30, 2007, an increase of $1,330,368. This increase in net loss is primarily attributable to the issuance of 250,000 shares of our common stock to a former executive as compensation during the Q1 2008 Period, which shares were recorded at their fair value of $1,007,500.

Revenues. We generated no revenues from our operations for the three months ended June 30, 2008 (“Q1 2008 Period”) and for the three months ended June 30, 2007 (“Q1 2007 Period”). Our operations have been minimal since inception, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Expenses. Our operating expenses were $1,353,953 for the Q1 2008 Period compared to operating expenses of $23,585 reported for the Q1 2007 Period. As previously noted, $1,007,500 of our operating expenses for the Q1 2008 Period was attributable to executive stock compensation with no similar compensation expense for the Q1 2007 Period.

General and administrative expenses were $1,304,673 for the Q1 2008 Period compared to $21,796 for the Q1 2007 Period. The $1,282,877 increase was primarily due to the following:

•	$104,839 incurred for online marketing, advertising, and travel to promote interest in the Company and our wind development projects.
•	$74,981 increase in legal, accounting, filing fees, and related compliance costs.
•	$27,426 incurred for director fees, consulting services, and office expenses.
•	$1,007,500 of executive stock based compensation

During the Q1 2008 Period, we issued 16,000 shares of common stock to a director for services. These shares were recorded at their fair value of $62,240. No director service expense was incurred during the Q1 2007 Period.

During the Q1 2008 Period, we incurred $46,929 in project development costs consisting of project management, consulting, project valuation and training costs. No project development costs were incurred during the Q1 2007 Period.

Off Balance Sheet Transactions, Arrangements, or Obligations.

We have no material off balance sheet transactions, arrangements or obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

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

As previously reported in a Form 8-K filed on July 23, 2008, we were notified on June 13, 2008 that the staff of the Securities and Exchange Commission (“SEC”) was conducting an inquiry relating to the Company. The inquiry is non-public and should not be construed as an indication that the SEC or its staff believes that any violation has occurred, nor should the Company consider the inquiry as an adverse reflection upon any person, entity or security. The Form 8-K summarizes the actions which we have taken in connection with this SEC inquiry. As of July 21, 2008, we had retained David Roos, of the law firm Moye White LLC in Denver, Colorado, to complete an independent internal investigation, address any SEC’s requests for information and undertake any other matters which, in his discretion, are relevant under the circumstances. No material developments have occurred concerning the SEC inquiry since the filing of our Form 8-K on July 23, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

On June 2, 2008, we issued 250,000 shares of our common stock to an executive as compensation for services, having a fair value of $1,007,500. We relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company than contained the relevant information needed to make an investment decision, including our financial statements and periodic reports filed pursuant to the 1934 Act. We reasonably believed that the recipient had such knowledge and experience in financial and business matters so that he was capable of evaluating the risks of the investment. All certificates evidencing the subject shares contain restrictive investment legends noted thereon.

(b) Use of Proceeds.

On September 24, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of our common stock, at a price of $0.005 per share, and 2,400,000 shares of our common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered was $1,240,000. On September 24, 2007, we closed our offering, having sold all 8,000,000 common shares to 50 investors and received sale proceeds of $40,000. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were exercised and delivered to the warrant holder. In connection with the warrant exercise, we received a promissory note for $1,200,000 and, as of June 30, 2008, we had received all $1,200,000 payable on this promissory note. Since the offering was conducted on a best efforts, no minimum, direct public offering, without involvement of underwriters or broker-dealers, we did not pay any commissions in connection with the sale of any of the shares.

As of June 30, 2008, we had used a total of $584,574 of the net proceeds of $1,240,000 in the operation and conduct of our business including $156,730 for marketing, advertising and travel, $99,578 of legal and professional fees, $97,160 for consulting fees, $55,929 for project development expenses, $70,075 for shareholder services, $10,471 for rent and office expenses, $72,582 for purchases of fixed assets and $22,049 for general and administrative expenses. We intend to use the remaining net proceeds for capital expenditures and ongoing development of wind energy projects. We intend to use the remaining net proceeds for marketing and advertising, working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to pay amounts due from time to time under an unsecured, no-interest $250,000 line of credit facility established with a director of the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2008.

Item 5. Other Information

None

Item 6. Exhibits

a) Exhibits.
Exhibit No.	Document

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavey, President, Principal Executive Officer

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Murray Fleming, Principal Accounting Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavey, President, Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Murray Fleming, Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Brian M. Lavery
Brian M. Lavery
President and Principal Executive Officer

By:	/s/ Murray Fleming
Murray Fleming
Principal Accounting Officer

Date:	August 19, 2008