Form 10-Q
period 2008-09-30
NACEL ENERGY CORP
filed 2008-11-12
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-142860

NACEL ENERGY CORPORATION

600 17th Street, Suite 2800S
Denver, Colorado 80202
Telephone (720) 204-1150

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
Yes ☐ No ☑

Shares of common stock outstanding on November 11, 2008: 21,666,000

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current Assets
Cash	$438,965	$380,567
Other current assets	20,000	1,277
Total current assets	458,965	381,844
Property, plant and equipment, net of accumulated depreciation of $0	72,582	30,018
TOTAL ASSETS	$531,547	$411,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$-	$78,660
Shareholder line of credit	141,779	138,075
Total liabilities	141,779	216,735
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 shares;
issued 21,666,000 at September 30, and 21,400,000 at March 31, 2008	21,666	21,400
Additional paid-in capital	2,791,606	1,719,502
Subscription receivable	-	(690,373)
Deficit accumulated during the development stage	(2,423,504)	(855,402)
Total stockholders' equity	389,768	195,127
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$531,547	$411,862

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statement of Expenses
(Unaudited)
Three and six months ended September 30, 2008 and 2007 and the period
From February 7, 2006 (Inception) through September 30, 2008

					Inception
	Three Months Ended September 30,		Six Months Ended September 30,		through
	2008	2007	2008	2007	September 30, 2008

General and administrative expenses	$143,056	$20,662	$1,447,729	$42,458	$1,803,096
Wind projects donated by related party	72,021	-	118,950	-	608,950
Other (income) expense
Interest expense	2,743	1,894	5,373	3,788	15,725
Interest income	(3,671)	(151)	(3,671)	(177)	(3,848)
Other income	-	(29)	(279)	(108)	(419)
Total other (income) expense	(928)	1,714	1,423	3,503	11,458
Net loss	(214,149)	(22,376)	(1,568,102)	(45,961)	(2,423,504)
Other comprehensive income
Unrealized gain (loss) on marketable securities	-	160	-	(647)	-
Comprehensive net loss	$(214,149)	$(22,216)	$(1,568,102)	$(46,608)	$(2,423,504)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.07)	$(0.00)	N/A

Basic and diluted weighted average common shares outstanding	21,666,000	12,131,440	21,577,366	11,568,300	N/A

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Six months ended September 30, 2008 and 2007 and the period
from February 7, 2006 (Inception) through September 30, 2008

			Inception
	Six Months Ended September 30,		through
	2008	2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,568,102)	$(45,961)	$(2,423,504)
Adjustments to reconcile loss to net cash used in operating activities:
Stock for services	62,240	-	62,790
Wind projects donated by related party	-	-	490,000
Imputed interest	2,630	3,788	12,982
Stock issued for executive compensation	1,007,500	-	1,007,500
Changes in:
Prepaids and other current assets	(18,723)	-	(20,000)
Accounts payable	(78,660)	-	-
Accrued expenses	2,743	-	2,743
Net Cash Used in Operating Activities	(590,372)	(42,173)	(867,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(42,564)	-	(72,582)
Net Cash Used in Investing Activities	(42,564)	-	(72,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	961	22,485	139,036
Proceeds from sale of common stock	-	40,000	40,000
Proceeds from exercise of warrant	690,373	-	1,200,000
Net cash Provided by Financing Activities	691,334	62,485	1,379,086

NET INCREASE IN CASH	58,398	21,644	438,965

CASH AT BEGINNING OF PERIOD	380,567	20,258	-

CASH AT END OF PERIOD	$438,965	$41,902	$438,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

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

Property and equipment

Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations. As of September 30, 2008, none of our property had been placed in service and therefore we have not recorded any depreciation.

2. COMMON STOCK

During the six months ended September 30, 2008, Nacel issued 16,000 shares of common stock to consultants and other service providers for services. These shares were recorded at their fair value of $62,240.

During the six months ended September 30, 2008, Nacel issued 250,000 shares of common stock to a former executive as compensation. These shares were recorded at their fair value of $1,007,500.

3. SHAREHOLDER LINE OF CREDIT

Nacel entered into an agreement with a director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest was imputed at Prime plus 2% for a total of $2,630 and $3,788 for the six months ended September 30, 2008 and 2007, respectively.

On July 31, 2008, Nacel authorized new terms for the line of credit, which provide for simple interest to be added to the outstanding balance of the line of credit, once each quarter, based upon the current 3 month LIBOR plus 500 basis points, effective for the Company’s second fiscal quarter, beginning July 1, 2008. Interest was accrued for a total of $2,743 for the three months ended September 30, 2008 and is included in shareholder line of credit on the balance sheet. As of September 30, 2008, a total of $108,221 was available for borrowing.

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

Overview

We were originally incorporated in the State of Wyoming on February 7, 2006. We are a development stage company that has generated no revenues from our operations since incorporation. We have incurred losses since inception and rely upon the sale of our securities and funds provided by management to cover expenses.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities and raising capital.

Current Operations

In March, 2008, we acquired from a director various rights to four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the State of Texas, Kansas, Wyoming, Colorado and New Mexico. For further information concerning each of our development stage wind energy projects referenced herein, see our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed with the Commission.

As disclosed in its Form 8-K filed on October 16, 2008, the Company announced that it had retained the four wind energy projects delivered to the Company, rather than accept the proposal of its former CEO, Mr. Dan Leach, to transfer the wind energy projects back to him in exchange for his 1,250,000 shares of the Company’s common stock.

The four wind energy projects retained by the Company are the 20MW Blue Creek and 20MW Channing Flats wind energy projects, located in the Texas panhandle; the proposed three phase 600MW wind energy project known as Nacel Ridge, located in the Dominican Republic; and a Kansas wind energy project for which a feasible location has yet to be secured.

Following Mr. Leach’s departure, the Company reached an agreement with new wind power project managers and technical consultants (see the Company’s Form 8-K dated August 27, 2008) and resumed its work in advancing development of the retained projects.

During the period ended September 30, 2008, we continued to work on several of the 25 steps included in our wind energy project development model. In this regard, we acquired approximately $42,500 in equipment related to the development of the wind energy projects.

Plan of Operation

Since our inception, we have been a development company and, accordingly, have incurred losses from operations. For the six months ended September 30, 2008, we sustained net losses of $1,568,102 and have an accumulated deficit since inception of $2,423,504. We have no revenues and any potential revenues from wind development projects will, in all likelihood, not be generated for several years and then only with the expenditure of substantial additional capital.

We will continue to assess and evaluate each of our development stage wind energy projects during the ensuing months. During this period, we may acquire additional equipment for certain projects which can be quickly developed. However, we don’t envision spending more than approximately $90,000 for additional equipment during the next six months unless reasonably necessary to maintain and proceed with an orderly development of a specific project.

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

As of September 30, 2008, we had cash of $438,965 and had working capital of approximately $317,000. We believe that these cash resources will be sufficient to finance our operations for the next 12 months. We currently anticipate that we may expend approximately $70,000 for general and administrative expenses during the remaining months of our fiscal year ending March 31, 2009. Accordingly, we believe there may be limited, if any, need to raise any additional equity and/or debt financing at any time during the next 12 months, except as may be necessary to maintain and proceed with an orderly development of, or specific commitments arising from, one or more specific projects. There are no assurances that we will be able to successfully raise any additional equity and/or debt financing, or that any such additional equity and/or debt financing will be on terms and conditions which are acceptable.

We have entered into an agreement with a director concerning an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest is being imputed at prime plus 2% for a total of $2,360 of imputed interest expense for the three months ended September 30, 2008.

On July 31, 2008, Nacel authorized new terms for the line of credit, which provide for simple interest to be added to the outstanding balance of the line of credit, once each quarter, based upon the current 3 month LIBOR plus 500 basis points, effective for the Company’s second fiscal quarter, beginning July 1, 2008. Interest was accrued for a total of $2,743 for the three months ended September 30, 2008. As of September 30, 2008, we had borrowed $141,779 under this credit facility, thereby leaving $108,221 available for future borrowing. If the director were to require payment on this credit facility or otherwise limit additional amounts available for borrowing, this could have a material impact on the liquidity of the Company and its future operations.

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

Results of Operations

Six Months Ended September 30, 2008 compared to the Six Months Ended September 30, 2007

Overview. The net loss for the six months ended September 30, 2008 (“2008 Period”) was $1,568,102 compared to a net loss of $45,961 for the six months ended September 30, 2007 (“2007 Period”), an increase of $1,522,141. This increase in net loss is primarily attributable to the issuance of 250,000 shares of our common stock to a former executive as compensation during the 2008 Period, which shares were recorded at their fair value of $1,007,500.

Revenues. We generated no revenues from our operations for the six months ended September 30, 2008 or for the six months ended September 30, 2007. Our operations have focused upon various business planning activities since inception, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Expenses. Our operating expenses were $1,566,679 for the 2008 Period compared to operating expenses of $42,458 reported for the 2007 Period, an increase of $1,524,221.

The $1,524,221 increase in operating expenses was primarily due to the following:

•	$1,007,500 of executive stock based compensation
•	$141,856 increase in legal, accounting, filing fees, and related compliance costs
•	$118,950 in project development costs consisting of project management, consulting, project valuation and training costs
•	$129,996 incurred for director fees, consulting services, and office expenses
•	$118,195 incurred for online marketing, advertising, and travel to promote interest in the Company and our wind development projects

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Overview. The net loss for the three months ended September 30, 2008 (“Q2 2008 Period”) was $214,149 compared to a net loss of $22,376 for the three months ended September 30, 2007 (“Q2 2007 Period”), an increase of $191,773. This increase in net loss is primarily attributable to additional legal fees of $100,509 and additional project development costs of $72,021 during the Q2 2008 Period.

Revenues. We generated no revenues from our operations for the three months ended September 30, 2008 or for the three months ended September 30, 2007. Our operations have been focused upon various business planning activities since inception, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Expenses. Our operating expenses were $215,077 for the Q2 2008 Period compared to operating expenses of $20,662 reported for the Q2 2007 Period, an increase of $194,415.

The $194,415 increase in operating expenses was primarily due to the following:

•	$72,021 incurred for project development cost for consulting and project management fees.
•	$100,509 increase in legal, accounting, filing fees, and related compliance costs.
•	$17,121 incurred for travel, advertising, promotion and shareholder services.

Off Balance Sheet Transactions, Arrangements, or Obligations.

We have no material off balance sheet transactions, arrangements or obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” (as defined by §229.10(f)(1)0, we are not required to provide the information required by this item.

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

Changes in Internal Control Over Financial Reporting

After the fiscal year ending March 31, 2008, the Company engaged an outside accounting firm to review its books and records for accuracy, to prepare its financial statements and review its internal controls. The addition of the accountants has corrected the material weakness in our internal control over financial reporting that existed as of March 31, 2008 related to a lack of segregation of duties.

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

With respect to the SEC inquiry, Mr. Roos completed the independent internal investigation undertaken and, on September 10, 2008, provided the findings of this investigation to the officers and directors of the Company. In connection with those findings, recommendations were made which the Company is endeavoring to follow and/or implement. Among the recommendations which has been implemented by the Company is to insure that securities counsel is involved in the preparation and review of all SEC filings and any press release or other public statement that the Company may disseminate. Thereafter, Mr. Roos met with the SEC staff at its Denver offices and provided them with the findings of the independent internal investigation. Subsequent to that meeting, the SEC has requested and received further documents and records from third parties. No further developments have occurred concerning the SEC inquiry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

During the three month period ending September 30, 2008, the Company did not issue any unregistered shares of its common stock.

(b) Use of Proceeds.

On September 24, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (File No. 333-142860) relating to the offer and sale of 8,000,000 shares of our common stock, at a price of $0.005 per share, and 2,400,000 shares of our common stock underlying a warrant, at an exercise price of $0.50. The aggregate price of the offering amount registered was $1,240,000. On September 24, 2007, we closed our offering, having sold all 8,000,000 common shares to 50 investors and received sale proceeds of $40,000. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were exercised and delivered to the warrant holder. In connection with the warrant exercise, we received a promissory note for $1,200,000 and, as of quarter ending June 30, 2008, we had received all $1,200,000 payable on this promissory note. Since the offering was conducted on a best efforts, no minimum, direct public offering, without involvement of underwriters or broker-dealers, we did not pay any commissions in connection with the sale of any of the shares.

As of September 30, 2008, we had used a total of $815,020 of the net proceeds of $1,240,000 in the operation and conduct of our business including $169,670 for marketing, advertising and travel, $215,657 of legal and professional fees, $97,160 for consulting fees, $127,950 for project development expenses, $73,841 for shareholder services, $12,589 for rent and office expenses, $72,582 for purchases of fixed assets and $45,571 for general and administrative expenses. We intend to use the remaining net proceeds for capital expenditures and ongoing development of wind energy projects. We also intend to use the remaining net proceeds for marketing and advertising, working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to pay amounts due from time to time under an unsecured $250,000 line of credit facility established with a director of the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2008.

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

NACEL ENERGY CORPORATION

By:	/s/ Brian M. Lavery
Brian M. Lavery
President and Principal Executive Officer

By:	/s/ Murray Fleming
Murray Fleming
Principal Accounting Officer

Date:	November 11, 2008