Form 10-Q
period 2008-12-31
NACEL ENERGY CORP
filed 2009-02-17
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008

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
Yes ☐ No ☑

Shares of common stock outstanding on February 17, 2009: 21,786,000

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current Assets
Cash	$862,134	$380,567
Other current assets	20,000	1,277
Total current assets	882,134	381,844
Property, plant and equipment, net of accumulated depreciation of $0	116,577	30,018
TOTAL ASSETS	$998,711	$411,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$78,660
Non-current Liabilities
Shareholder line of credit	250,000	138,075
Total liabilities	250,000	216,735
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 issued 21,786,000 at December 31, and 21,400,000 at March 31, 2008	21,786	21,400
Additional paid-in capital	3,636,886	1,719,502
Subscription receivable	-	(690,373)
Deficit accumulated during the development stage	(2,909,961)	(855,402)
Total stockholders' equity	748,711	195,127
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$998,711	$411,862

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
( A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Three and nine months ended December 31, 2008 and 2007 and the period from February 7, 2006 (Inception) through December 31, 2008

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through
	2008	2007	2008	2007	December 31, 2008

General and administrative expenses	$62,517	$93,273	$1,510,247	$135,732	$1,865,614

Wind projects donated by related party	-	-	-	-	490,000

Wind project development costs	419,971	-	538,920	-	538,920

Net loss from operations	482,488	93,273	2,049,167	135,732	2,894,534

Other (income) expense

Interest expense	3,969	3,070	9,342	6,858	19,694

Interest income	-	-	(3,671)	(178)	(3,671)

Other income	-	-	(279)	(108)	(596)

Total other (income) expense	3,969	3,070	5,392	6,572	15,427

Net loss	(486,457)	(96,343)	(2,054,559)	(142,304)	(2,909,961)
Other comprehensive income
Unrealized gain (loss) on marketable securities	-	(98)	-	(709)	-
Comprehensive net loss	$(486,457)	$(96,441)	$(2,054,559)	$(143,013)	$(2,909,961)

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.09)	$(0.01)	N/A

Basic and diluted weighted average common shares outstanding	21,809,696	20,434,783	21,655,091	14,534,545	N/A

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended December 31, 2008 and 2007 and the period
from February 7, 2006 (Inception) through December31, 2008

			Inception
	Nine Months Ended December 31,		through
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,054,559)	$(142,304)	$(2,909,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	157,640	-	158,190
Wind projects donated by related party	-	-	490,000
Imputed interest	2,630	6,858	12,982
Stock issued for executive compensation	1,007,500	-	1,007,500
Changes in:
Prepaid and other current assets	(18,723)	1,332	(20,000)
Accounts payable	(78,660)	-	-
Accrued interest	2,744	-	2,744
Net Cash Used in Operating Activities	(981,428)	(134,114)	(1,258,545)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(86,559)	-	(116,577)
Net Cash Used in Investing Activities	(86,559)	-	(116,577)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	109,182	68,970	247,257
Proceeds from sale of common stock	750,000	40,000	790,000
Proceeds from exercise of warrant	690,373	27,712	1,200,000
Net cash Provided by Financing Activities	1,549,554	136,682	2,238,813
NET INCREASE IN CASH	481,567	2,568	862,134
CASH AT BEGINNING OF PERIOD	380,567	20,258	-
CASH AT END OF PERIOD	$862,134	$22,826	$862,134

Non-cash investing and financing activities:
Subscription receivable	-	1,172,288	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$3,969	$-	$-
Income taxes	$-	$-	$-

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

Property and equipment

Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.  As of December 31, 2008, none of our property had been placed in service and therefore we have not recorded any depreciation.

2.   COMMON STOCK

During the nine months ended December 31, 2008, we issued 120,000 shares of restricted common stock to consultants for services related to the achievement of certain milestones for our wind projects and 16,000 free-trading shares under our S-8 plan for Director’s fees. These shares were recorded at their fair value of $157,640.

During the nine months ended December 31, 2008, our subscription receivable from March 31, 2008 was collected in full for an amount of $690,373.

During the nine months ended December 31, 2008, we also issued 250,000 shares of restricted common stock to our former President and CEO, Mr. Daniel Leach, as compensation.  These shares were recorded at their fair value of $1,007,500.

During the three months ended December 31, 2008, our President and CEO, Mr. Brian Lavery, returned 1,000,000 of his founders’ shares for cancellation simultaneously with the issuance of 1,000,000 shares of our common stock. These shares were sold under the term of a non-brokered private placement agreement in exchange for proceeds of $750,000.  The cancellation of Mr. Lavery’s shares was done to prevent diluting our common stock and shareholders. The shares were returned to us and cancelled at par value of $.001 per share.

3.   SHAREHOLDER LINE OF CREDIT

We entered into an agreement with a director with respect to an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date.  Interest was imputed at Prime plus 2% for a total of $2,630 for the three months ended June 30, 2008.

On July 31, 2008, we agreed to new terms for the line of credit, which provided for simple interest to be added to the outstanding balance of the line of credit, once each quarter, based upon the current 3 month LIBOR plus 500 basis points, effective for our second fiscal quarter, beginning July 1, 2008.  Interest was accrued for a total of $2,744 for the three months ended September 30, 2008 and is included in shareholder line of credit amount on the balance sheet.

On December 31, 2008, we amended the July 31, 2008 agreement to provide for payment of interest out of our funds once each quarter rather than having such interest added to the outstanding shareholder line of credit balance. Interest of $3,969 was paid for the three months ended December 31, 2008.  Also, January 1, 2010 was established as the due date for repayment of the shareholder line of credit balance. As of December 31, 2008, the $250,000 line of credit provided by the director was fully drawn upon, and no further amounts are able for borrowing unless the loan agreement is re-negotiated, of which there is no certainty.

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

History

We were incorporated in the State of Wyoming on February 7, 2006. We are a development stage company that has generated no revenues from our operations since incorporation. We have incurred losses since inception and rely upon the sale of our securities and funds provided by management to cover expenses.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities, and raising capital. We have recently commenced entering into agreements in furtherance of the development of our wind generation power projects.

Current Operations

In March, 2008, we acquired from a director various rights to four development stage wind power generation projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included the acquisition of wind measurement data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. For further information concerning each of our development stage wind power generation projects referenced herein, see our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed with the Commission.

As disclosed in our Form 8-K filed on October 16, 2008, we announced that we had retained the four wind power generation projects delivered to us, rather than accept the proposal of our former President and CEO, Mr. Daniel Leach, to transfer the projects back to him, in exchange for his 1,250,000 shares of the Company’s common stock.

The four wind power generation projects retained by us are the 30MW Blue Creek and 20MW Channing Flats projects, both located in the Texas Panhandle; the proposed three phase 600MW project known as Nacel Ridge, located in the Dominican Republic; and a Kansas project for which a feasible wind development rights agreement, in our  area of interest, has yet to be consummated.

Following Mr. Leach’s departure, we reached an agreement with new wind power project development managers and technical consultants (see our Form 8-K dated August 27, 2008) and resumed work in advancing development of the retained projects, and also initiated work on new projects.

In October, 2008, we entered into a Wind Project Agreement covering 2,082 acres of land located in Moore County, Texas, which pertains to the development of our Blue Creek wind energy project. In addition, we entered into a Right of First Refusal Agreement whereby we can lease an additional 1,413 acres of land located in Moore County, Texas, which pertains to the development of our Channing Flat wind energy project. For more information concerning these two agreements, see our Form 8-K filed on November 7, 2008.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the nine months ended December 31, 2008, we incurred net losses of $2,054,559 and have an accumulated deficit since inception of $2,909,961. We currently have no revenues and potential future revenues from our wind power generation projects, if any, will, in all likelihood, not be generated before our next fiscal year, ending March 31, 2010, and will certainly require the expenditure of substantial additional capital.

For the nine months ended December 31, 2008, we incurred total wind power project development expenses of $538,920, of which $419,971 was incurred during the three months ended December 31, 2008. The acceleration of the pace of wind power project development expenses incurred in the current quarter was due to the retention of new wind power project managers and technical consultants, their continuing work in advancing development of the projects we acquired and retained from Mr. Leach, and the expenses related to other new projects we have commenced feasibility work on.

We also assess our wind power project development business regularly with regard to the need for capital equipment. During the first nine months of the period ending December 31, 2008, we acquired capital equipment of $86,559, of which $44,000 in capital equipment was acquired during this quarter ended December 31, 2008. We do not anticipate spending more than $100,000 for additional capital equipment during the final three months of our fiscal year.

We expended $2,049,167 in operating  expenses for the first nine months of the year and $482,488 for the current quarter. We anticipate that we may expend approximately $200,000 for operating expenses during the three months of our fiscal year ending March 31, 2009.

Liquidity and Capital Resources

A component of our operating plan is the ability to conserve existing cash resources and the ability to obtain additional capital through equity and/or debt financing. In the event that we are unable to conserve existing cash resources and obtain the additional and necessary capital to pursue our wind power generation development projects, we may have to cease or significantly curtail our operations. This could materially impact our ability to continue operations.

As of December 31, 2008, we had cash and working capital of $862,134. Included in the cash amount and working capital is $750,000 in proceeds received from the issuance, in December 2008, of 1,000,000 shares of our common stock sold in a non-brokered private placement. There were no fees or commissions paid to any investment banking firm or broker dealer related to this private placement. We believe our cash resources will be sufficient to finance our operations for the next 12 months. However, sometime immediately thereafter, we believe that it will be necessary to raise additional equity and/or debt financing.

We entered into an agreement with a director concerning an unsecured, no-interest $250,000 line of credit facility repayable at an unspecified future date. Interest was imputed at prime plus 2% for a total of $2,630 of imputed interest expense for the three months ended June 30, 2008.

On July 31, 2008, we agreed to new terms on the line of credit, which provide for simple interest to be added to the outstanding line of credit balance, once each quarter, based upon the current 3 month LIBOR plus 500 basis points, effective for our second fiscal quarter, beginning July 1, 2008.  Interest was accrued for a total of $2,743 for the three months ended September 30, 2008.

On December 31, 2008 we amended the terms of the line of credit to provide for payment of interest out of our funds rather than have interest accrued and added to the outstanding line of credit balance.  Interest of $3,969 was paid for the three months ended December 31, 2008. Also, January 1, 2010 was established as the due date for repayment of the shareholder line of credit balance. As of December 31, 2008, we had borrowed $250,000 under this credit facility, thereby leaving no additional amounts available for future borrowing.  There are no assurances that the director will agree to extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged, this could have a material impact on the future liquidity of the Company and its future operations.

Results of Operations

Nine Months Ended December 31, 2008 compared to the Nine Months Ended December 31, 2007

Overview. The net loss for the nine months ended December 31, 2008 (“2008 Period”) was $2,054,559 compared to a net loss of $142,304 for the nine months ended December 31, 2007 (“2007 Period”), an increase of $1,911,546. This increase in net loss is primarily attributable to the issuance of 250,000 shares of our common stock to the Company’s former President, Mr. Daniel Leach, as compensation during the 2008 Period, which shares were recorded at their fair value of $1,007,500 and an increase in expenditures for project development costs, consulting and professional fees of $824,893.

Revenues. We generated no revenues from our operations for the nine months ended December 31, 2008 or for the nine months ended December 31, 2007. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Expenses. Our operating expenses were $2,049,167 for the 2008 Period compared to operating expenses of $135,732 reported for the 2007 Period, an increase of $1,913,435.

The $1,913,435 increase in operating expenses was primarily due to the following:

•	$1,007,500 of executive stock based compensation paid to the Company’s former President and CEO, Mr. Daniel Leach
•	$163,670 in legal, accounting, filing fees, and related compliance costs
•	$538,920 in wind power project development costs consisting of project management, consulting, project valuation and training costs
•	$234,544 incurred for director fees, consulting services, and general expenses
•	$64,201 incurred for online marketing, advertising, and travel to promote interest in the Company

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

Overview. The net loss for the three months ended December 31, 2008 (“Q3 2008 Period”) was $486,457 compared to a net loss of $96,343 for the three months ended December 31, 2007 (“Q3 2007 Period”), an increase of $390,016. This increase in net loss is primarily attributable to additional wind power project development costs of $419,971 which was partially offset by a $30,756 reduction in general and administrative expenses during the Q3 2008 Period as compared to the Q3 2007 Period.

Revenues. We generated no revenues from our operations for the three months ended December 31, 2008 or for the three months ended December 31, 2007. Our operations have been focused upon various business planning activities and the development of our wind power generation projects, since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Expenses. Our operating expenses were $482,488 for the Q3 2008 Period compared to operating expenses of $93,273 reported for the Q3 2007 Period, an increase of $389,215.

The $389,215 increase in operating expenses was primarily due to the following:

•	$419,971 incurred for wind power project development costs related to technical consulting and project management fees.
•	$30,756 decrease in general and administrative expenses related to marketing, business promotion, legal, accounting and other compliance costs.

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

Changes in Internal Control Over Financial Reporting

After the fiscal year ending March 31, 2008, the Company engaged an outside accounting firm to review its books and records for accuracy, to prepare its financial statements and to review its internal controls.  The addition of the accountants has corrected the material weakness in our internal control over financial reporting that existed as of March 31, 2008 related to a lack of segregation of duties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

During the three month period ending December 31, 2008, we issued 1,000,000 shares of restricted common stock to a single entity in a non-brokered private placement generating sale proceeds of $750,000.

We relied upon the exemption from federal registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation and the investor’s representation that it is an “accredited investor” as defined in Rule 501(a) of Regulation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained relevant information needed to make an investment decision, including our financial statements and periodic reports filed pursuant to the 1934 Act. We reasonably believed that the recipient had such knowledge and experience in financial and business matters so that it was capable of evaluating the risks of the investment. All certificates evidencing the subject shares contain restrictive investment legends noted thereon.

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

As of December 31, 2008, we had used a total of $1,352,503 in the operation and conduct of our business, which is in excess of the net proceeds of $1,240,000 referenced above. These expenditures included $183,176 for marketing, advertising and travel, $246,733 of legal and professional fees, $192,560 for consulting fees, $463,521 for project development expenditures, $88,457 for shareholder services, $12,875 for rent and office expenses, $116,577 for purchases of fixed assets and $48,604 for general and administrative expenses. Based on the foregoing, all net proceeds derived from the public offering have now been expended.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended December 31, 2008.

Item 5.  Other Information

None

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

10.1	Wind Power Agreement (Oglesby Farms)

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavery, President, Principal Executive Officer)

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Murray Fleming, Principal Accounting Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavery, President, Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Murray Fleming, Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Brian M. Lavery
Brian M. Lavery
President and Principal Executive Officer

By:	/s/ Murray Fleming
Murray Fleming
Principal Accounting Officer

Date:	February 17, 2009