Form 10-K
period 2009-03-31
NACEL ENERGY CORP
filed 2009-06-26
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-142860

NACEL ENERGY CORPORATION
(Name of small business issuer in its charter)

Wyoming	20-4315791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17thStreet, Suite 2800 S, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (720) 204-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

21,801,000 common shares @ $0.85 (1) = $18,530,850
(1) Closing price on June 23, 2009

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

21,801,000 common shares issued and outstanding as of June 23, 2009

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

TABLE OF CONTENTS

PART I

Item 1:	Description of Business

Overview

Nacel Energy Corporation (“Nacel” or the “Company” or “us” or “our”) is a Wyoming corporation incorporated on February 7, 2006, with our principal executive office located at 600 17th Street, Suite 2800S, Denver, Colorado 80202. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 30 MW range. We have not ruled out the possibility of larger projects including internationally.

As discussed in greater detail below, we currently have 4 wind energy projects totaling 80 MW or more of potential capacity located on approximately 5695 acres of land located in the Panhandle area of Texas. We are also engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will be up to 18 to 24 months before any of our projects may become operational, which requires that we obtain substantial additional financing and/or equity. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable.

Corporate Information and History.

We have incurred losses since our inception and have relied upon the sale of our securities and loans provided by management to cover our costs and expenses.

On June 7, 2007, the Securities and Exchange Commission (“SEC”) declared effective the Company's Registration Statement on Form SB-2 relating to the offer and sale of 8,000,000 shares of common stock, at a price of $0.005 per share and 2,400,000 shares of common stock underlying a warrant issued to a third party in April, 2007, at an exercise price of $0.50. In late September, 2007, all 8,000,000 common shares under the Registration Statement had been sold to 50 investors in exchange for sale proceeds of $40,000. On October 20, 2007, a 1:20 forward split of our capital stock was authorized which resulted in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were delivered and the warrant-holder entered into a promissory note of $1,200,000.  Through the period ending March 31, 2008, we received $509,627 of the total $1,200,000 proceeds related to the warrant exercise and the balance was recorded as a subscription receivable. On April 10, 2008, the remaining $690,373 was received from the warrant-holder and the subscription receivable was retired.

On March 13, 2008, we acquired from Murray S. Fleming, an officer, director and principal shareholder, four (4) development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. Each of these wind energy projects are discussed in greater detail below.

On December 23, 2008, we sold 1,000,000 shares of restricted common stock to a third party. These shares were sold under the terms of a non-brokered private placement agreement in exchange for $750,000 in sale proceeds. In order to prevent dilution in connection with this transaction, Brian Lavery, our CEO and a director, returned 1,000,000 of his founders’ shares for cancellation and without any consideration being paid to him. These shares have been returned and cancelled based on their par value of $.001 per share.

Development Strategy and Steps.

Our strategy focuses upon developing our wind power generation facilities from “green field” (or blank state) to operation. Prior to generating revenue from our operations, several phases and steps must be completed, with the potential value of our wind power generations facilities increasing through the steps of the process. Key parts of the development stage, such as acceptable wind data, an interconnection agreement and an off take or power purchase agreement, generally add the most value to the development process.

Under our wind energy development business model, we must complete many of the following steps:

1.	Detailed survey of regional wind data, topography, power market, transmission and permitting characteristics to determine area of interest
2.	Project fatal flaw analysis
3.	Identification of land owner(s)
4.	Secure wind development rights option agreement(s)
5.	Create project legal structure
6.	Procure anemometer and related equipment for the collection of site specific wind data
7.	Environmental assessment, archeological assessment, avian study, ALTA survey
8.	Transmission and interconnection review
9.	Pre-construction review
10.	Electrical engineering review, civil engineering review
11.	Preliminary turbine site plan

12.	Utility transmission study
13.	Secure turbine supply agreement
14.	Final project construction estimates & scheduling
15.	Final permitting for project
16.	Power purchase agreement
17.	Project financing analysis
18.	Tax partner identification (if applicable)
19.	Equity partner identification (if applicable)
20.	Complete power purchase agreement
21.	Complete project financing agreement
22.	Commence project construction
23.	Operations & maintenance selection
24.	Complete project construction
25.	Final commissioning

Development and completion of the foregoing steps carries significant risks. In total, the process of development can take up to two years and cost $500,000 to $1,000,000 or more, before construction and project finance. Many steps in the development process must be met precisely to prevent project failure. Wind power generation facilities in development require significant capital expenditures. We will need substantial additional financing and/or equity in the future in order to fund development, operating and maintenance costs and expenses. There is no assurance that we will be able to obtain sufficient additional financing and/or equity, or that the terms thereof will be favorable. If we are unable to obtain additional financing and/or equity on a timely basis, we may have to curtail our development activities or be forced to sell assets, which could have a material adverse effect on our business, financial condition and results of operation.

Current Wind Project Developments

We are currently involved in the development of four (4) separate wind projects having 80 MW, or more, of total potential generating capacity. Pertinent information concerning each of these wind projects is summarized in greater detail below.

Blue Creek Wind Energy Facility LLC. The Blue Creek project is located in Moore County, Texas and has an estimated generating capacity of 30 MW or more when completed. In connection with this project, Blue Creek Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Blue Creek project are summarized below.

Agreement and Land Rights.  In October, 2008, we entered into a Wind Project Agreement covering 2,082 acres of land located in Moore County, Texas, which pertains to the development of our Blue Creek wind energy project. In addition, we entered into a Right of First Refusal Agreement whereby we can lease an additional 1,413 acres of land located in Moore County, Texas, which pertains to the development of our Channing Flat wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.  Blue Creek will be developed in phases with total potential capacity at build out of 30 MW or more of electrical production. Each phase at Blue Creek is app. 10 MW and comprised of clusters of 6-10 wind turbines.  The Company intends to complete the build-out of the phases over 24 to 48 months.

Capital investment. In order to fully implement and complete this project, Blue Creek Wind Facility LLC will be required to invest $1.8 million of capital per megawatt for a total cost of $54 million or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Channing Flats Wind Energy Facility LLC.  The Channing Flats project is located in Moore County, Texas and has an estimated generating capacity of 20 MW or more when completed. In connection with this project, Channing Flats Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Channing Flats project are summarized below.

Agreement and Land Rights.  In October, 2008, we entered into a Wind Project Agreement covering 2,082 acres of land located in Moore County, Texas, which pertains to the development of our Blue Creek wind energy project. In addition, we entered into a Right of First Refusal Agreement whereby we can lease an additional 1,413 acres of land located in Moore County, Texas, which pertains to the development of our Channing Flat wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary. Channing Flats will be developed in phases with total potential capacity at build out of 20 MW or more of electrical production. Each phase at Channing Flats is approximately 10 MW and comprised of clusters of 6-10 wind turbines. The Company intends to complete the build-out of the phases over 24 to 48 months.

Capital investment.  In order to fully implement the project, Channing Flats Wind Facility LLC will be required to invest $1.8 million of capital per megawatt for a total cost of $36 million or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Swisher Wind Energy Facility LLC.  The Swisher Wind project is located in Swisher County, Texas and has an estimated generating capacity of 20 MW or more when completed. In connection with this project, Swisher Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Swisher Wind project are summarized below.

Agreement and Land Rights. In mid-January, 2009, we entered into a Wind Project Agreement covering 1,573 acres of land located in Swisher County, Texas, which pertains to the development of our Swisher wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.  Swisher will be developed in phases with total potential capacity at build out of 20 MW or more of electrical production. Each phase at Swisher is app. 10 MW and comprised of clusters of 6-10 wind turbines. The Company intends to complete the build-out of the phases over 24 to 48 months.

Capital investment.  In order to fully implement the project, Swisher Wind Facility LLC will be required to invest $1.8 million of capital per megawatt for a total cost of $36 million or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Hedley Pointe Wind Energy Facility LLC.  The Hedley Pointe project is located in Donley County, Texas and has an estimated generating capacity of approximately 10 MW  or more when completed. In connection with this project, Hedley Pointe Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Blue Creek project are summarized below.

Agreement and Land Rights. In late January, 2009, we entered into a Wind Project Agreement covering 636 acres of land located in Donley County, Texas, which pertains to the development of our Hedley Pointe wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.  Hedley Pointe will be developed with total potential capacity at build out of 10 MW or more of electrical production. Hedley Pointe is anticipated to comprise a cluster of 6-10 wind turbines. The Company intends to complete the build-out of Hedley Pointe over 24 to 48 months.

Capital investment.  In order to fully implement the project, Hedley Pointe Wind Facility LLC will be required to invest $1.8 million of capital per megawatt for a total cost of $18 million or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Other Wind Energy Projects

Our operations team is constantly assessing new opportunities in areas with strong and dependable wind speeds and which offer affordable land arrangements with property owners, accessible power transmission and proximity to construction resources. The following describes the status of other wind energy projects.

Other Projects in the United States. We have initiated and/or completed steps one and two of our wind energy project development model with regard to four potential wind energy projects to be located in Texas, Arizona, Kansas and Illinois. Work will begin as soon as practicable on the other items of our wind project development business model with respect to each of these potential projects.

Dominican Republic.  On May 19, 2008, the Company signed an agreement encompassing terms for a proposed joint venture wind power project with Ridge Partners Dominicano (Norte), S.A to be located in the Dominican Republic. Ridge Partners Dominicano (Norte) S.A. is a Dominican corporation that has entered into a lease agreement with Instituto Agrario Dominicano (IAD) for the use of up to 300,000 hectares of land for the purpose of renewable energy development.  The proposed location, on approximately 2200 hectares of land south of the town of Monte Cristi in the province of Monte Cristi, has been determined by the Company to be unsuitable for commercial utility scale wind power generation due to insufficient wind resources. Accordingly, the Company has elected not to proceed with further development at the proposed location and the agreement with Ridge Partners Dominicano (Norte), SA has terminated and expired.

The Company has identified potential sites to the southwest of the previous proposed location on various ridge lines in the province of Monte Cristi, as well as an additional coastal site in the province of Pedernales, each with indicated wind resources and electrical infrastructure suitable for commercial utility scale power generation. The Company intends to pursue a lease agreement with respect to the new locations, directly with the IAD and other relevant Dominican governmental authorities.

Regulation

The following is a brief summary of certain applicable regulations in the United States and is not, nor should it be considered, a full summary of the law or all related issues.

Energy Regulation.  Under the Federal Power Act (FPA), FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. The FPA subjects “public utilities” within the meaning of the FPA, among other things, to rate and corporate regulation by FERC. In particular, sellers of electricity at wholesale in interstate commerce and transmission of electricity in interstate commerce are regulated by FERC with respect to: the review of the terms and conditions of wholesale electricity sales and transmission of electricity; the need to obtain advance approval of disposition of public utility facilities, mergers, purchases of securities of other public utilities, acquisitions of existing generation facilities and changes in upstream ownership interest; the regulation of their borrowing and securities issuances and assumption of liabilities; and the review of interlocking directorates. Wind parks with market-based rate authority are subject to regulation by FERC as a “public utility” pursuant to FPA.

In addition to direct regulation by FERC, we believe that our wind project will be subject to rules and terms of participation imposed and administered by regional transmission operators and independent systems operators. Although these entities are themselves ultimately regulated by FERC, they can impose rules, restrictions and terms of service on marker participants, like our wind projects, that can have a material impact on our business.

Some of our wind projects will be subject to varying degrees of regulation by state public utility commissions. State public utility commissions have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities that sell electricity at retail, and a number of other matters related to electric utilities. State laws may also impose certain regulatory and reporting requirements on other owners and operators of generation facilities.

All of our wind projects will, before construction can begin, require approval from the zoning boards of the relevant county governments in which the projects are located. Accordingly, before construction begins, we will need to obtain the necessary zoning/conditional use permits. We have not applied for, nor obtained, any such use permits for any of our existing wind projects.

Environmental Regulation.  Our wind project development activities are not, at this time, subject to specific environmental laws or regulations in the State of Texas. However, there can be no assurances that there will not be new regulation passed in the future.

Local laws may in the future also regulate other aspects of our wind project development and operation, by setting limits on the use of local roads, setback requirements and noise standards. If we fail to comply with these possible future requirements, or with other regulatory standards, we may be denied permits that are required for construction or operation, or become subject to potential regulatory enforcement actions.

Competition.

In the United States, large utility companies dominate the energy production industry and coal continues to be the primary resource for electricity production. Electricity generated from wind energy faces competition from other traditional resources such as coal, hydro, natural gas and nuclear power. We expect that the primary competition for the wind power industry will continue to come from utility company producers of electricity generated from coal and other non-renewable energy sources. Also, as the relative advantages or disadvantages of wind over fossil fuel-based generation are resolved over time, and potential legislation regimes arise, it is likely that the utilities themselves will elect to develop wind power assets themselves.

Non-utility entrants in the wind power development market, however, face certain barriers to entry. The capital cost of buying and maintaining turbines are high. Other significant factors include the cost of land control and/or acquisition, the availability of transmission lines and the cost to tie into those lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring project to the point where they are able to secure interconnection agreements, power purchase agreements and project financing for construction.

While we are aware of several other companies that are working to develop medium size wind energy projects, none of these companies are currently directly competing with us in the geographic areas in which we are active.

Employees.

We have 5.5 full time equivalent employees including full time and part-time consultants.

Patents and Trademarks.

We have no trademarks or other proprietary rights registered with the U.S. Patent and Trademark Office.

Item 2:	Description of Property

We lease our office at 600 17th Street, Suite 2800S, Denver, Colorado on a month to month, as needed basis. Our rent payment is approximately $100 per month. We believe that our current facilities are adequate for our operations as currently conducted and if additional facilities are required, that we could obtain them at commercially reasonable prices.

We generally do not own the property underlying our wind projects. Instead, we typically enter into Wind Project Agreements whereby we received licenses and easements from the landowners that give us the right to install our meteorological equipment, turbines, transmission lines and related equipment and prohibits the landowners from, among other things, building improvements that interfere with or obstruct the operation or maintenance of our wind project, and building or locating any power generation equipment on the subject property. The term of the Wind Project Agreement usually cover two different periods. The first is an evaluation period of five years, with our option to extend the evaluation period for three additional, consecutive one (1) year periods. The second is a 30-year operation period, with our option to extend the operation period for two additional, consecutive ten (10) year periods.

The provisions of our Wind Project Agreement are substantially similar for all of our wind energy projects. Specific terms for individual landowners may differ occasionally, but none of our current Wind Project Agreements differ significantly from the general structure, the pertinent items of which are summarized here:

·           During the evaluation period, the landowner receives various fees and payments including an Evaluation Fee (annual fee based on $5.00 per acre for the land comprising the wind project) and a Met Tower Fee (annual fee of $1,000 each year during which a meteorological tower in located on the project).

·           During the operation period, the landowner receives a variety of fees and payments including, without limitation, an Installation Fee (one time payment based on each  nameplate megawatt of installed wind turbine capacity), an Operating Fee (annual payment based on each nameplate megawatt of installed wind turbine capacity), a Substation Fee (one time payment for each substation or interconnection facility installed on the property), a Transmission Fee (one time payment per Rod for any above-ground high-voltage transmission lines installed on the property) and a Royalty Percentage (a escalating percentage of gross revenues throughout the terms of the operating period).

·           We have the right to conduct wind studies, access the land, install meteorological towers and begin the permitting process with the landowners’ cooperation.

·           By the third anniversary of the Effective Date, if we have not satisfied, as applicable, certain milestones pertaining to application to interconnect to the transmission or distribution system, a wildlife monitoring study and a wildlife site characterization study, then we and the subject owners will, in good faith, negotiate means for us to satisfy such milestones. However, if the parties are unable to reach such agreement, then we will release the subject owner from the terms of the Agreement.

·           The landowner is prohibited from, among other things, building improvements that interfere with or obstruct the operation or maintenance of our wind project, and building or locating any power generation equipment on the subject property

·           We have the ability to assign our rights to a third party without the owner’s consent. Also, we have the right to encumber our interests with debt to finance the wind project.

Item 3:	Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4:	Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote by our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5:	Market for Common Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market under the symbol “NCEN.”. The following table sets forth the range of high and low closing bid prices for each quarter of the last two fiscal years.

	High		Low

Year Ended March 31, 2008
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		1.15		0.85
Fourth Quarter		2.36		0.79

Year Ended March 31, 2009
First Quarter		$4.96		$2.19
Second Quarter		2.88		0.46
Third Quarter		1.37		0.58
Fourth Quarter		2.05		0.85

The closing bid price on June 23, 2009 was $.85. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of June 10, 2009, we had 36 shareholders of record.  The majority of our shares are held in “street name” with broker-dealers and custodians on behalf of our shareholders.  Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

Dividend Policy

We have never paid a cash dividend on our common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company’s earnings, financial condition, and other factors.

Equity Compensation Plans.

Effective April 1, 2008, we adopted a Stock Award Plan under which shares of our common stock were authorized for grant or issuance as compensation to selected employees of, and consultants and advisers to, the Company. The intent of the Plan is to advance the best interests of the Company by providing stock-based compensation to selected employees, consultants and advisors. This Plan was not approved by our shareholders but rather was adopted by the Board of Directors.

The material provisions of the Plan are as follows:

·	The Plan is administered by the Board of Directors.

·	The total number of shares available under the Plan shall not exceed in the aggregate 100,000 shares, subject to increase at the discretion of the Board of Directors.

·
The individuals eligible to participate in the Plan shall be any employee, consultant, advisor or other person providing services to the Company, provided that the services are not related to any prohibited activity. Prohibited activity includes, without limitation, any services in connection with the offer or sale of securities in a capital-raising transaction, any services that directly or indirectly promote or maintain a market for the Company’s securities, and any services in connection with a shell merger.

·	The Company is obligated, upon a Stock Award, to register securities covered by the Stock Award on Form S-8 pursuant to the Securities Act of 1933, as amended.

·	The Plan terminates on March 31, 2009.

Prior to its termination on March 31, 2009, a total of 16,000 shares had been issued pursuant to Stock Awards given to four (4) persons. Thus, a total of 84,000 shares were not issued at the date the Plan was terminated.

Issuer Purchases of Equity Securities.

Nacel did not repurchase any shares of its common stock during the fiscal year ending March 31, 2009.

Item 6:	Selected Financial Data

We are not required to provide any selected financial data since we qualify as a “smaller reporting company.”

Item 7:	Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the year ended March 31, 2009 compared to March 31, 2008

We generated no revenues from our operations for the year ended March 31, 2009 (“Fiscal 2008-9 Period”) and for the year ended March 31, 2008 (“Fiscal 2007-8 Period”).

Our total operating expenses were $2,324,243 for the Fiscal 2008-9 Period compared to total operating expenses of $818,140 reported for the Fiscal 2007-8 Period. Our operating expenses for the Fiscal 2008-9 Period included $686,768 in wind project development expenses compared to $490,000 reported for the Fiscal 2007-8 Period and $1,637,475 in general and administrative expenses compared to $328,140 reported for the Fiscal 2007-8 Period. The increase in general and administrative expenses was primarily due to stock based compensation including that paid to our former CEO, Daniel Leach, in the amount of $1,007,500.  Our general and administrative expenses included $72,319 in marketing expenses compared to $83,500 reported for the Fiscal 2007-8 Period; our marketing expenses included corporate branding expenses, website development expenses and expenses relating to the production and distribution of our corporate brochure; none in expenses related to project development compared to $9,000 reported for the Fiscal 2007-8 Period; $344,832 in legal and professional fees compared to $147,779 for the Fiscal 2007-8 Period; the $124,510 additional legal and professional fees during the Fiscal 2007-8 Period were incurred as a result of retaining counsel regarding capital financing transactions, fees payable pursuant to an investment banking agreement, and our reporting obligations as a public company.

Our net other expenses for the Fiscal 2008-9 Period were $9,286 compared to $9,041 reported for the Fiscal 2007-8 Period; our other expenses included interest expense of $13,236 for the Fiscal 2008-9 period compared to $9,327 interest expense for the Fiscal 2007-8 Period.  For the three months ended June 30, 2008, interest was imputed at a rate of prime plus 2% due to an unsecured, no-interest $250,000 line of credit facility extended by a director. On July 1, 2008, the line of credit agreement was amended to include an interest rate of the current 3 month LIBOR plus 500 basis points.

We had other income of $3,950 for the Fiscal 2008-9 Period compared to $286 reported for the Fiscal 2007-8 Period.  Our other income for the Fiscal 2008-9 Period included interest income of $3,671 compared to interest income of $178 and dividend income of $108 for the Fiscal 2007-8 Period.

Liquidity and Capital Resources

We had total assets of $731,172 as of March 31, 2009, which consisted of cash of $564,677, and fixed assets net of depreciation of $166,495.

We had total liabilities of $261,431 as of March 31, 2009 consisting of accounts payable of $7,537, accrued interest payable of $3,894 and a line of credit extended by a director of $250,000.

At March 31, 2009 we had paid-in capital of $3,636,886.

We have had net losses since inception and had an accumulated deficit of $3,188,931 at March 31, 2009.

We had net cash used in operating activities of $1,227,286 for the year ended March 31, 2009.  We had a net loss of $2,333,529 including a non-cash item of $157,640 related to stock issued for services and imputed interest of $2,630.

We had $1,549,555 in net cash provided by financing activities for the year ended March 31, 2009, including $109,182 from a line of credit extended by a director, $690,373 proceeds from a warrant exercise and $750,000 proceeds from sales of stock.

We had no outstanding cash commitments as of March 31, 2009.

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

Item 8:	Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nacel Energy Corporation
(a development stage company)
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Nacel Energy Corporation (“Nacel Energy”) as of March 31, 2009 and 2008 and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2009 and 2008 and for the period from February 7, 2006 (inception) through March 31, 2009. These financial statements are the responsibility of Nacel Energy. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. Nacel Energy is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Nacel Energy’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nacel Energy as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended March 31, 2009 and 2008 and for the period from February 7, 2006 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Nacel Energy will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Nacel Energy has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 25, 2009

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,
	2009	2008
ASSETS
Current Assets
Cash	$564,677	$380,567
Other current assets	-	1,277
Total current assets	564,677	381,844
Property, plant and equipment, net of accumulated depreciation of $1,682 and $0	166,495	30,018
TOTAL ASSETS	$731,172	$411,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,537	$78,660
Accrued interest	3,894	-
Total current liabilities	11,431	78,660
Shareholder line of credit	250,000	138,075
Total liabilities	261,431	216,735

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 21,786,000 and 21,400,000 shares issued and outstanding	21,786	21,400
Additional paid in capital	3,636,886	1,719,502
Subscription receivable	-	(690,373)
Deficit accumulated during the development stage	(3,188,931)	(855,402)
Total Stockholders’ Equity	469,741	195,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$731,172	$411,862

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
Years Ended March 31, 2009 and 2008 and For The Period
From February 7, 2006 (Inception) Through March 31, 2009

	2009	2008	February 7, 2006 (Inception) Through March 31, 2009

General and Administrative Expenses	$1,637,475	$328,140	$1,992,842
Wind Projects Donated by Related Party	-	490,000	490,000
Wind Project Development Costs	686,768	-	686,768
Net Loss from Operations	(2,324,243)	(818,140)	(3,169,610)

Other Income (Expenses)
Interest Expense	(13,236)	(9,327)	(23,588)
Interest Income	3,671	178	3,848
Other Income	279	108	419
Total Other Expense	(9,286)	(9,041)	(19,321)
Net Loss	$(2,333,529)	$(827,181)	$(3,188,931)

Basic and diluted net loss per share	$(0.11)	$(0.05)	N/A

Basic and diluted weighted average common shares outstanding	21,626,351	16,241,530	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For The Period From February 7, 2006 (Inception) Through March 31, 2009

	Common Stock		Additional Paid in	Accumulated	Subscription	Other Comprehensive	Total Stockholders' Equity
	Shares	Par	Capital	Deficit	Receivable	Income (Loss)	(Deficit)
Balance at February 7, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Founders shares issued for reimbursement of expenses	11,000,000	11,000	(10,450)	-	-	-	550
Net Loss				(792)	-		(792)

Balance, March 31, 2006	11,000,000	11,000	(10,450)	(792)	-	-	(242)
Imputed Interest	-	-	1,025	-	-	-	1,025
Unrealized loss on marketable securities	-	-	-	-	-	(227)	(227)
Net Loss				(27,429)	-		(27,429)

Balance, March 31, 2007	11,000,000	11,000	(9,425)	(28,221)	-	(227)	(26,873)
Shares issued for cash	8,000,000	8,000	32,000	-	-	-	40,000
Shares issued for exercise of warrant	2,400,000	2,400	1,197,600	-	(690,373)	-	509,627
Wind projects donated by related party	-	-	490,000	-	-	-	490,000
Imputed Interest	-	-	9,327	-	-	-	9,327
Unrealized gain on marketable securities	-	-	-	-	-	227	227
Net Loss	-	-	-	(827,181)	-	-	(827,181)

Balance, March 31, 2008	21,400,000	21,400	1,719,502	(855,402)	(690,373)	-	195,127
Shares issued for cash	1,000,000	1,000	749,000	-	-	-	750,000
Shares issued for executive compensation	250,000	250	1,007,250	-	-	-	1,007,500
Shares issued for outside services	136,000	136	157,504	-	-	-	157,640
Imputed interest	-	-	2,630	-	-	-	2,630
Shares cancelled	(1,000,000)	(1,000)	1,000	-	-	-	-
Collection of subscription receivable	-	-	-	-	690,373	-	690,373
Net Loss	-	-	-	(2,333,529)	-	-	(2,333,529)

Balance, March 31, 2009	21,786,000	$21,786	$3,636,886	$(3,188,931)	$-	$-	$469,741

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Corporation)
Consolidated Statements of Cash Flows
Years Ended March 31, 2009 and 2008 and For The Period
From February 7, 2006 (Inception) Through March 31, 2009

	2009	2008	February 7, 2006 through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,333,529)	$(827,181)	$(3,188,931)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,682	-	1,682
Stock for services	157,640	-	158,190
Wind projects donated by related party	-	490,000	490,000
Imputed interest	2,630	9,327	15,725
Stock issued for executive compensation	1,007,500	-	1,007,500
Changes in:
Prepaid and other current assets	1,277	4,268	-
Accounts payable	(71,123)	78,660	7,537
Accrued interest	6,637	-	3,894
Cash flows used in operating activities	(1,227,286)	(244,926)	(1,504,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(138,159)	(30,018)	(168,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	109,182	85,626	247,257
Proceeds from sale of common stock	750,000	40,000	790,000
Proceeds from exercise of warrant	690,373	509,627	1,200,000
Cash flows provided by financing activities	1,549,555	635,253	2,237,257

Net increase in cash	184,110	360,309	564,677
Cash, beginning of period	380,567	20,258	-
Cash, end of period	$564,677	$380,567	$564,677

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,969	$-	$3,969
Income taxes paid	-	-	-

See accompanying summary of accounting policies and notes to consolidated financial statements

 NACEL ENERGY CORPORATION
 (A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization & business.

i) Organization

We were incorporated in the State of Wyoming on February 7, 2006. On March 13th, 2006 we applied and subsequently received the approval of the Wyoming Secretary of State on March 31, 2006, to amend Article 5 of our Articles of Incorporation to authorize the issuance of an unlimited number of common and preferred shares without further application to the State as provided for under Wyoming law. As of March 31, 2009, our Board of Directors has authorized a total of 50 million common shares, of which 21,786,000 are issued and outstanding, and no preferred shares. We changed our name to Nacel Energy Corporation (“Nacel Energy”) from Zephyr Energy Corporation on April 3, 2007.

ii) Business

We intend to become a wind power generation and wind project development, company. We intend to identify and evaluate the economic feasibility and resource potential of wind development properties, domestically and internationally, for the purposes of developing utility scale wind turbine projects. We may participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships or through the sale of our interests in the development projects.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities, and raising capital. We are a development stage company and have commenced entering into agreements and various operations in furtherance of our wind power generation business.

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

Wind Project Development Costs

Wind project development costs are charged to expense as incurred.  These  costs consist of such costs as contracted operations and maintenance fees, turbine and related equipment warranty fees, land rent, insurance, professional fees, operating personnel and permit compliance.

Leases

The Company has entered into several Wind Project Agreements granting the right to install equipment and restricting use of the property by the landowner.  Fees paid in conjunction with these agreements are expensed as incurred.

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

Nacel Energy has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48).  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of March 31, 2009, Nacel had not recorded any tax benefits from uncertain tax positions.

Basic and diluted net loss per share.

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2009 and 2008, Nacel had no potential dilutive securities.

Stock Compensation.

Nacel Energy follows Financial Accounting Standard No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107 for financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. There were no compensatory options or warrant granted from inception through March 31, 2009.

Nacel Energy accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recently issued accounting pronouncements.

Nacel Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Nacel Energy’s results of operations, financial position or cash flow.

Reclassifications.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Nacel Energy’s continuation as a going concern. Since inception, Nacel Energy has incurred losses of approximately $3.2 million. In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency.

Nacel Energy plans to continue to pursue additional equity financing while managing cash flow in an effort to provide funds to support wind project development activities.

The consolidated financial statements do not contain any adjustments should Nacel Energy be unable to continue as a going concern.

NOTE 3 – WIND PROJECTS DONATED BY RELATED PARTY

On January 7, 2008, Murray Fleming, a director, entered into a stock purchase agreement with Darby Investments LLC, a personal holding company of Nacel Energy’s former CEO, Daniel Leach, for the exchange of 1,000,000 shares of Mr. Fleming’s personal holdings of Nacel Energy common stock in return for the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data.  On March 13, 2008, Nacel Energy acquired these four wind power generation projects in a non-arms length transaction with Mr. Fleming for $1. In addition, Nacel Energy acquired the wind data. The acquisition of the projects and the wind data is recorded in the consolidated statement of expenses as wind project development costs of $490,000.

NOTE 4 - SHAREHOLDER LINE OF CREDIT

At inception, Nacel Energy entered into an agreement with Mr. Fleming with respect to an unsecured, no-interest $250,000 line of credit repayable at an unspecified future date.

Effective July 1, 2008, Nacel Energy agreed to new terms for the line of credit, which provided for simple interest to be added to the outstanding balance of the line of credit, once each quarter, based upon the current 3 month LIBOR plus 500 basis points.  Prior to that date, interest on the line of credit was imputed to paid-in capital based on the market rate of interest for the period.

For the years ended March 31, 2009 and 2008, interest of $2,630 and $9,327 was imputed to paid-in capital.  For the year ended March 31, 2009, interest of $2,743 was accrued and added to the line of credit balance in the consolidated balance sheet.  In addition, interest of $3,894 was accrued and is included in the consolidated balance sheet as accrued interest.

As of March 31, 2009, the $250,000 line of credit extended by the director was fully drawn upon, and no further amounts are available for borrowing unless the loan agreement is re-negotiated, of which there is no certainty.

April 1, 2010 is the due date for repayment of the shareholder line of credit balance.

NOTE 5 - COMMITMENTS

Nacel Energy’s principal office is located at 600 17th Street, Suite 2800 S, Denver Colorado. The rent is approximately $100 per month in a month to month agreement.

NOTE 6 - INCOME TAXES

Nacel Energy uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Nacel Energy has incurred net losses since inception and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,507,000 as at March 31, 2009 and will expire in the years 2026 through 2029.

At March 31st, 2009 deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$628,000
Less: valuation allowance	(628,000)
Net deferred tax asset	$-

NOTE 7 - EQUITY TRANSACTIONS

At inception, February 7, 2006, Nacel Energy issued 11,000,000 shares of common stock at par value to two founders for reimbursement of expenses paid by the founders.

On April 16, 2007, the Company issued a warrant with an exercise price of $0.50 per share to a third party for which the fair value of the warrant was nominal. On June 7, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 relating to the offer and sale of 8,000,000 shares of common stock, at a price of $0.005 per share and 2,400,000 shares of common stock underlying a warrant, at an exercise price of $0.50. On September 24, 2007, the Company sold all 8,000,000 common shares to 50 investors for proceeds of $40,000. On October 20, 2007, the Company enacted a 1:20 forward split of its capital stock resulting in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were delivered and the warrant-holder entered into a promissory note of $1,200,000.  Through the period ending March 31, 2008, the Company received $509,627 of the total $1,200,000 proceeds related to the warrant exercise and the balance was recorded as a subscription receivable. On April 10, 2008, the remaining $690,373 was received from the warrant-holder and the subscription receivable was retired.

On December 01, 2007, the Company reduced total authorized post-split capital stock from 100,000,000 to 50,000,000 common shares. The director’s determined the reduced capital stock was sufficient to accommodate future capital requirements.

On May 16, 2008, we issued 16,000 shares of common stock under our S-8 plan for Director’s fees. The share awards were non-cancellable and vested immediately.  These shares were recorded at their fair value of $62,240.

In November and December of 2008, we issued 120,000 restricted shares of common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of wind project development milestones as specified in our joint development agreement.

The share awards were non-cancellable and vested immediately.  These shares were recorded at their fair value of $95,400.

On August 27, 2008, the Company issued 250,000 shares of restricted common stock to our former President and CEO, Mr. Daniel Leach, as compensation. The share award was non-cancellable and vested immediately.  These shares were recorded at their fair value of $1,007,500.

On December 23, 2008, the Company sold 1,000,000 shares of common stock to a third party. These shares were sold under the terms of a non-brokered private placement agreement in exchange for proceeds of $750,000.  On December 31, 2008, Company CEO, Mr. Brian Lavery, returned 1,000,000 of his founders’ shares for cancellation simultaneously with the issuance of the 1,000,000 share of common stock. The cancellation of Mr. Lavery’s shares was done to prevent diluting the Company’s common stock and shareholders. The shares were returned to the Company and cancelled at par value of $.001 per share.

Equity Compensation Plan Information

Effective April 1, 2008, Nacel Energy adopted a STOCK AWARD PLAN with the following provisions:

•
The Stock Award Plan (the 'Plan') is for selected employees, consultants and advisors to the Company and is intended to advance the best interests of the Company by providing stock-based compensation to employees and consultants of the Company.

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

•	During the 12 months ended March 31, 2009 the following shares were issued under the Plan.
o	12,000 to Dr. Nedal Deeb
o	2,000 to Michael Williams, Esq.
o	1,000 to Roger Hoad
o	1,000 to Ben Lowther

•	The Company’s Stock Award Plan was terminated on March 31, 2009.

NOTE 8 – CONCENTRATIONS OF RISK

•
Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). Nacel Energy held cash in excess of FDIC insurance coverage at a financial institution as of March 31, 2009 and 2008 in the amount of $314,677 and $130,567, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On May 23 2009, Nacel issued 15,000 restricted shares of common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of wind project development milestones as specified in our joint development agreement.

Item 9:	Disagreements with Accountants on Accounting and Financial Disclosure

We have no disagreement with our auditors.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 The Company’s Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after March 31, 2009.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

On February 1, 2009, a Joint Development Agreement was entered into between the Company and Renergix Wind LLC (“Renergix”), having an effective date of January 1, 2009. Under this Agreement, Renergix was engaged for a term of five (5) years to provide project development, project financing and asset divesture due diligence and other services associated with managing the Company’s wind power development opportunities that may be requested from time to time.

Under the terms of the Agreement, Renergix will receive the following compensation:
·           A Monthly Payment in the agreed amount of $57,281.25. The Monthly Payment may be altered, amended or otherwise modified in the future as may be mutually agreed upon by the parties.

·           For Qualified Projects, the Company will provide share-based compensation to Renergix in the aggregate amount of up to 120,000 shares of restricted common stock for each Qualified Project. The shares will be issued in increments of generally 15,000 shares upon specified milestones being achieved.

·           For existing Qualified Projects and all future projects receiving Qualified Project status, the Company agrees to pay a Project Success Fee of $20,000/installed MW for each phase of the Qualified Project payable within 15 days of final close of each phase of each Qualified Project.

Other pertinent provisions and terms of the Joint Development Agreement include, without limitation, the following:

·           Renergix agrees to a confidentiality provision which requires that all “confidential information” be held in strict confidence without copy, reproduction, transfer or other disposition during the period of the Agreement and for two (2) years thereafter.

·           Renergix can provide services to third parties similar to those provided the Company, provided that the time and effort of the services performed by the Management Team are not jeopardized, disrupted or otherwise compromised.

·           Either the Company or Renergix can terminate the Agreement until 90 days advance written notice, except when termination “for cause” occurs. Prior to effective date of termination, each party shall continue to abide by the terms and conditions of the Agreement and comply fully with its obligations.

·           Upon termination, specific provisions set forth the right of Regenerix to continue to receive Milestone Compensation and the Success Fee.  In the cause of termination “for cause” by the Company or termination by Renergix which is for reason which is not “for cause,” Renergix shall be entitled to receive Milestone Compensation and the Success Fee which may arise during the three (3) month period after the effective date of termination.  However, if the termination by the Company is for any reason which is not “for cause” or termination by Renergix “for cause,” Renergix shall be entitled to receive Milestone Compensation and the Success Fee which may arise after the effective date of termination until the end of the five (5) year term of the Agreement.

·           In the event of any disputes, the parties will initially mediate but if no mutual settlement is reached within 90 days, the dispute will be submitted to binding arbitration. The prevailing party shall receive its costs and expenses including reasonable attorney’s fees.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors serve until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

At March 31, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Brian Lavery	Chief Executive Officer and Director	47	February 6, 2006
Murray Fleming	Chief Financial Officer and Director	46	February 6, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian Lavery, CEO and Director; Mr. Lavery joined Nacel Energy on February 6, 2006 and is currently Chief Executive Officer and Director. From February 2003 to December 31, 2008, he was project controls specialist with Fluor Corporation, an organization which provides commercial and industrial engineering, construction and project management services. From May 2004 to November 2004, he was project manager with FRPD Limited, an organization which provides in marine engineering, construction and project management services. From October 2002 to March 2004, he was commercial manager, industrial construction with Walter Bau AG, an organization specializing in commercial and industrial engineering, construction and project management. In 1989, he was industrial project manager with Cana Limited, an organization which provides commercial and industrial engineering, construction and project management services. In 2001, he earned a Master’s degree in Business Administration from Simon Fraser University. In 1987, he earned a Bachelor of Arts in Economics from the University of British Columbia. In 1984, he received his card in the International Association of Machinists.

Murray Fleming, CFO and Director; Mr. Fleming joined Nacel Energy on February 6, 2006 and is currently Chief Financial Officer and Director. From May 2005 to July 2005, he was president and chief executive officer of Iguana Ventures an exploration stage company engaged in the acquisition and exploration of resource properties. From February 2005 to present, he has been a principal of Before the Bell Publishing LLC, an organization which provides investor relations and communications service. From July 2004 to January 2005, he was a business development executive with Skyline Investor Relations, an organization which provides investor relations and communications services to energy and resource companies. From November 2003 to June 2004, he was a business development executive with Telus, an organization which provides data and telecommunications networks. From August 2000 to September 2003, he was a business development executive with BCE, an organization which provides data and telecommunications networks. In 1986, he earned a Bachelor of Arts in Economics & Environmental Studies from the University of Victoria.

Family Relationships

There are no family relationships between any director or officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following legal proceedings during the past five years: (a)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (d) any finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated.

Audit Committee Financial Expert

We do not have a separately designated audit committee, but rather the entire Board of Directors serves as its audit committee.  None of the current board members have been designated as the equivalent of the “audit committee financial expert” as neither member is considered independent and neither member would otherwise satisfy the criteria adopted under the Securities Exchange Act for financing accounting expertise. During the ensuing fiscal year, we expect to consider expanding our Board of Directors and believe that such expansion will include the appointment of independent directors, the establishment of a formal audit committee and the appointment of an audit committee member who meets the criteria adopted under the Securities Exchange Act for financial accounting expertise and independence.  However, we caution, given the risk and exposure associated with board participation, recruiting independent directors, especially those that qualify as a financial expert, may prove difficult. Furthermore, director compensation and insurance premiums could prove costly.  Accordingly, we may alter or vary our plans based upon these concerns in addition to changes in circumstances, lack of funds, and/or other events which we are not able to anticipate.

Changes to Nominating Process.

Given our small size and the small size of our Board, we do not currently have a Nominating Committee and no formal procedures have been established concerning the selection and nomination of directors. The Board is open to receiving recommendations from shareholders as to potential candidates it might consider.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2009, all filing requirements applicable to officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics.

Due to our small size and efforts to establish our business, we have not yet adopted a Code of Ethics which applies to executive officers and employees, including our Chief Executive Officer and Chief Financial Officer. However, the Board does intent to adopt a Code of Ethics in the ensuing months which will be disclosed in a Current Report on Form 8-K. Once adopted, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Nacel Energy, Inc., 600 17th Street, Suite 2800S, Denver, Colorado 8020.

Item 11:	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or accrued by Nacel to its Chief Executive Officer, former President and Chief Financial Officer for fiscal 2009 and 2008. No other director, officer or employee received annual compensation that exceeded $100,000.

			Stock	Non-Equity	All
Name and	Fiscal	Salary	Awards	Incentive Plan	Other	Total
Principal Position	Year	($)	($)	Compensation	Compensation	($)
			(1)	(2)	(3)
Brian Lavery	2009	$0	$0	$0	$0	$0
Chief Executive Officer	2008	$0	$0	$0	$0	$0

Daniel Leach	2009	$0	$1,007,500
President

Murray Fleming	2009	$0	$0	$ ―	$ ―	$0
Chief Financial Officer	2008	$0	0			0

(1)	The amount shown for each executive officer is the fair value of the stock awards issued during fiscal 2009 and fiscal 2008.

(2)
As noted in the above table, during fiscal year 2009, we issued 250,000 shares of restricted common stock to Daniel Leach, our former CEO, as compensation. These shares were recorded at their fair value of $1,007,500.

(3)
During fiscal year 2009, we issued a total of 16,000 shares to four (4) persons pursuant to the terms of our Stock Award Plan. For further information concerning the Stock Award Plan, see “Market for Common Equity and Related Stockholder Matters – Equity Compensation Plan Information.”

Employment/Consulting Agreements

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our executive officers except for our Stock Award Plan which expired on March 31, 2009.

Directors Compensation

Members of our Board of Directors are entitled to an award of up to $15,000 in director’s fees and up to 12,000 shares of common stock each fiscal year. Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. In addition, our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

During the 12 months ended March 31, 2009, we awarded $5000 in director’s fees to Brian M. Lavery.  No other directors received remuneration during the period.

Item 12:	Security Ownership of Certain Beneficial Owners and Management

As of June 23, 2009, there were 21,801,000 shares of our common stock issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2009 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (1)
Brian Lavery (2) c/o 600 17th Street, Suite 2800 S, Denver, Colorado, 80202	8,000,000	36.70%
Murray Fleming (3) c/o 600 17th Street, Suite 2800 S, Denver, Colorado, 80202	1,000,000	4.58%
Directors and Executive Officers as a Group (2 persons)(2) and (3)	9,000,000	41.28%

(1)	Based on 21,801,000 shares of common stock issued and outstanding as of June 23, 2009.

(2)	All 8,000,000 shares are owned directly by Mr. Lavery.

(3)	All 1,000,000 shares are owned directly by Mr. Fleming

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

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

On January 7, 2008, Murray Fleming, an officer, director and principal shareholder, entered into a stock purchase agreement with Darby Investments LLC, a personal holding company of our former CEO, Daniel Leach, for the exchange of 1,000,000 shares of Mr. Fleming’s personal holdings of Nacel Energy common stock in return for the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data.  On March 13, 2008, we acquired these four wind power generation projects in a non-arms length transaction with Mr. Fleming for $1. In addition, we acquired the wind data. The acquisition of the projects and the wind data is recorded in our consolidated statement of expenses as wind project development costs of $490,000.

At inception, Nacel Energy entered into an agreement with Murray Fleming, an officer, director and principal shareholder, whereby Mr. Fleming provided us an unsecured, no-interest $250,000 line of credit repayable at an unspecified future date. Effective July 1, 2008, the terms of the line of credit were modified to provide that simple interest would be added to the outstanding balance of the line of credit, once each quarter, based upon the current 3 month LIBOR plus 500 basis points. Thereafter, on December 31, 2008, the terms of the line of credit were further modified to provide for payment of interest once each quarter and to establish a maturity date of January 1, 2010. However, the maturity date has been further extended until April 1, 2010 when the outstanding balance under the line of credit and any accrued interest would be due and payable in full. Total interest on the line of credit for the fiscal year ended March 31, 2009 was $13,236, of which $2,743 was added to the balance due under the line of credit, $2,630 was added to Paid-in Capital and the remaining $7,863 was accrued and paid.

As of March 31, 2009, the $250,000 line of credit extended by the Mr. Fleming was fully drawn upon, and no further amounts are available for borrowing unless the loan agreement is re-negotiated, of which there are no assurances. All amounts outstanding on the line of credit maturity date are due and payable on April 1, 2010, the maturity date.

On January 6, 2009, we cancelled a total of 1,000,000 shares of common stock owned by Brian Lavery, an officer, director and principal shareholder, with such cancellation being made without any consideration being received by Mr. Lavery. The cancellation of these shares, as requested by Mr. Lavery, to avoid dilution of shareholders in the private placement of 1,000,000 shares of our common stock on December 23, 2008.

Item 14:	Principal Accountant Fees and Services

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm in each of the last two fiscal years.

	Years Ended
	March 31,
	2009	2008

Audit fees (1)	$30,000	$7,200
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$30,000	$7,200

(1)	Reflects fees billed for the audit of the Company’s consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

(2)	Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3)	Reflects fees billed for tax compliance, tax advice and preparation of the Company’s federal tax return.

(4)	Reflects fees, if any, for other products or professional services not related to the audit of the Company’s consolidated financial statements and review of its quarterly reports, or for tax services.

Pre-Approval Policies and Procedures

The Board of Directors, acting as its audit committee, approves all audit, audit-related services, tax services and other services provided. Any services provided that are not specifically included within the scope of the audit must be pre-approved by the Board of Directors in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In fiscal 2009, none of the fees paid to Malone and Bailey were approved pursuant to the de minimus exception.

Item 15:	Exhibits, Financial Statement Schedules

Exhibit No.                                Document

10.1[1]	Wind Power Agreement (Oglesby Farms)

10.2	Wind Power Agreement (Swisher Farms and Dalluge)

10.3	Wind Power Agreement (Naylor and Lewis)

10.4	Joint Development Agreement dated February 1, 2009 between Renergix Wind LLC and Nacel Energy Corporation.

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavery, President, Principal Executive Officer)

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Murray S. Fleming, Principal Accounting Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavery, President, Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Murray S. Fleming, Principal Accounting Officer)

1 Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities they occupied at the end of the fiscal year covered by this report, thereunto duly authorized.

NACEL ENERGY CORPORATION

/s/ Brian M. Lavery
Principal Executive Officer

/s/ Murray S. Fleming
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities they occupied at the end of the fiscal year covered by this report and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murray S. Fleming	Director	June 26, 2009
/s/ Brian M. Lavery	Director	June 26, 2009