Form 10-Q
period 2009-06-30
NACEL ENERGY CORP
filed 2009-08-13
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-142860

NACEL ENERGY CORPORATION

600 17th Street, Suite 2800S
Denver, Colorado 80202
Telephone (720) 204-1150

Incorporated in Wyoming	IRS ID# 20-4315791

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
Yes ☐ No ☑

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
Yes ☐ No ☑

Shares of common stock outstanding on August 13, 2009: 21,876,000

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current Assets
Cash	$189,218	$564,677
Other current assets	64,943	-
Total current assets	254,161	564,677
Property, plant and equipment, net of accumulated depreciation of $5,764 and $1,682, respectively	162,413	166,495
TOTAL ASSETS	$416,574	$731,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$22,183	$7,537
Accrued interest	-	3,894
Total current liabilities	22,183	11,431
Shareholder line of credit	400,000	250,000
Total liabilities	422,183	261,431
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 issued 21,801,000 at June 30, and 21,786,000 at March 31, 2009	21,801	21,786
Additional paid-in capital	3,655,171	3,636,886
Deficit accumulated during the development stage	(3,682,581)	(3,188,931)
Total stockholders' equity (deficit)	(5,609)	469,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$416,574	$731,172

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
( A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Three months ended June 30, 2009 and 2008 and the period
from February 7, 2006 (Inception) through June 30, 2009

	Three Months Ended June 30,		Inception through
	2009	2008	June 30, 2009

General and administrative expenses	$202,454	$1,304,673	$2,195,296

Wind projects donated by related party	-	-	490,000

Wind project development costs	287,661	46,929	974,429

Net loss from operations	490,115	1,351,602	3,659,725

Other (income) expense

Interest expense	3,535	2,630	27,123

Interest income	-	-	(3,848)

Other income	-	(279)	(419)

Total other (income) expense	3,535	2,351	22,856

Net loss	$(493,650)	$(1,353,953)	$(3,682,581)

Basic and diluted net loss per share	$(0.02)	$(0.06)	N/A

Basic and diluted weighted average common shares outstanding	21,793,747	21,487,758	N/A

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Three months ended June 30, 2009 and 2008 and the period
from February 7, 2006 (Inception) through June 30, 2009

			Inception
	Three Months Ended June30,		through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(493,650)	$(1,353,953)	$(3,682,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,082	-	5,764
Stock for services	18,300	62,240	176,490
Wind projects donated by related party	-	-	490,000
Imputed interest	-	2,630	15,725
Stock issued for executive compensation	-	1,007,500	1,007,500
Changes in:
Prepaid and other current assets	(64,943)	1,277	(64,943)
Accounts payable	14,646	(78,660)	22,183
Accrued interest	(3,894)	-	-
Net Cash Used in Operating Activities	(525,459)	(358,966)	(2,029,862)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(42,564)	(168,177)
Net Cash Used in Investing Activities	-	(42,564)	(168,177)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	150,000	-	397,257
Proceeds from sale of common stock	-	-	790,000
Proceeds from exercise of warrant	-	690,373	1,200,000
Net cash Provided by Financing Activities	150,000	690,373	2,387,257
NET INCREASE IN CASH	(375,459)	288,843	189,218
CASH AT BEGINNING OF PERIOD	564,677	380,567	-
CASH AT END OF PERIOD	$189,218	$669,410	$189,218

Non-cash investing and financing activities:
Subscription receivable	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$7,429	$-	$11,398
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

NACEL ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2009, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Reclassifications.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $3.68 million. For the three months ended June 30, 2009, Nacel Energy sustained a loss of $493,650. In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, indicate that Nacel Energy may be unable to continue as a going concern for a reasonable period of time.

Nacel Energy plans to continue to pursue additional equity financing and/or debt financing while managing cash flow in an effort to provide funds and cash flow to meet its obligations on a timely basis and to support wind project development activities.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liability that may result should Nacel Energy be unable to continue as a going concern.

NOTE 3 - SHAREHOLDER LINE OF CREDIT

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

On June 30, 2009, Mr. Fleming loaned an additional $150,000 on the line of credit.  On July 1, 2009, we ratified the terms for the line of credit to allow an increase in the balance to $400,000, which provides for simple interest of 8% per annum on the outstanding balance with interest payments beginning October 1, 2009.  The line of credit is due July 1, 2010.

For the three months ended June 30, 2009, interest of $3,535 was accrued and paid.  For the three months ended June 30, 2008, interest of $2,630 was imputed to paid-in capital.

As of June 30, 2009, the $400,000 line of credit extended by the director was fully drawn upon, and no further amounts are available for borrowing unless the loan agreement is re-negotiated, of which there is no certainty.

NOTE 4 - EQUITY TRANSACTIONS

During the three months ended June 30, 2009, the Company issued 15,000 shares of restricted common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of a wind project development milestone as specified in our joint development agreement.  We expensed $18,300 during the quarter related to this stock issuance

 NOTE 5 – SUBSEQUENT EVENTS

Through August 13, 2009 the following occurred:

On July 22, 2009, Nacel issued 75,000 restricted shares of common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of wind project development milestones as specified in our joint development agreement.

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid upon the outstanding balance.  The note is due on demand and is unsecured.

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

History

Nacel Energy Corporation is a Wyoming corporation incorporated on February 7, 2006, with our principal executive office located at 600 17th Street, Suite 2800S, Denver, Colorado 80202. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 30 MW range. We have not ruled out the possibility of larger projects including internationally.
.
Current Operations

As of June 30, 2009, we had four (4) wind energy projects totaling 80 MW or more of potential capacity located on approximately 4,350 acres of land located in the Panhandle area of Texas.  The status of each of our development stage wind energy projects were described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the Commission. We are also actively engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will be up to 18 to 24 months before any of our projects may become operational, which requires that we obtain substantial additional financing and/or equity. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable.

During the three month period ending June 30, 2009, the following activities have occurred with respect to our four (4) wind power generations projects:

·           In June, 2009, we filed an Application for Interconnection with Southwestern Public Service Company, a subsidiary of XCEL Energy, for our 30 MW Blue Creek wind power project located in Moore County, Texas. For further information, see our Current Report on Form 8-K dated June 18, 2009, filed with the Commission.

·           We are engaged in completing necessary procedures to allow the filing of additional applications for interconnection with other public utilities with respect to a couple of our other wind power projects.

·           We are engaged in efforts to enter into additional joint development agreements with certain landowners which would, upon execution, result in our obtaining two (2) additional wind power projects located in Texas and/or Arizona.

·           We are continuing to collect wind data generated from the meteorological towers installed at our various project sites and to further refine our wind energy studies in preparation for structuring construction and project financing for our wind power projects.

In addition to the foregoing, we also assess our wind power project development business regularly with regard to the need for capital equipment. During the first three months of the period ending June 30, 2009, we acquired no additional capital equipment.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended June 30, 2009, we incurred net losses of $493,650 and have an accumulated deficit since inception of $3,682,581. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until after the end of our current fiscal year, March 31, 2010, and will require the expenditure of substantial additional capital.

For the foreseeable future, our operating plan is dependent upon both the ability to conserve existing cash resources and the ability to obtain additional capital through equity financing and/or debt financing in an effort to provide funds and cash flow to meet our obligations on a timely basis and to support wind project development activities. In the event that we are unable to conserve existing cash resources and/or obtain the additional and necessary capital to pursue our wind power generation development projects, we may have to cease or significantly curtail our operations. This could materially impact our ability to continue operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended June 30, 2009, we incurred net losses of $493,650 and have an accumulated deficit since inception of $3,682,581. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until after the end of our current fiscal year, March 31, 2010, and will require the expenditure of substantial additional capital. In addition, our shareholder line of credit in the amount of $400,000 is due and payable on July 1, 2010, unless we are able to obtain a further extension. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of June 30, 2009, we had cash of $189,218 and working capital of $231,978. This compares to cash of $564,677 and working capital of $553,246 at March 31, 2009. Based on commitments arising from the agreement with Regenerix Wind LLC, our project development consultants, and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $200,000. This amount does not include any capital requirements for our wind energy projects. Based on the foregoing and additional debt financing obtained after June 30, 2009, we believe our cash resources will be sufficient to finance our operations through December 31, 2009, being the end of our third quarter of our fiscal year. However, sometime immediately thereafter, we believe that it will be necessary to raise additional equity financing and/or debt financing. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

As of March 31, 2009, our $250,000 shareholder line of credit was fully borrowed, thereby leaving no additional amounts available for future borrowing. However, on June 30, 2009, this line of credit was amended to increase from $250,000 up to $400,000 the amount which we could borrow from the shareholder.  The amended credit line provides for simple interest at 8% per annum on the outstanding balance, payable on the first day of the month after each calendar quarter. The first payment under the amended credit line is due on October 1. 2009. The unpaid principal amount and all accrued interest is due and payable in full on July 1, 2010. As of June 30, 2009, we had borrowed the entire $400,000 under this credit facility, which again leaves no additional amounts available for future borrowing. There are no assurances that the shareholder will agree to further extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged, this could have a material impact on the future liquidity of the Company and its future operations.

In July, 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid in monthly installments of interest only commencing on July 1, 2009 and the first day of each month thereafter until the lender provides Nacel with written notice of demand for payment. Upon such notice, the balance owing under this loan will be due and payable within 15 days from such notice. The loan is unsecured.

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Overview. The net loss for the three months ended June 30, 2009 (“2009 Period”) was $493,650 compared to a net loss of $1,353,953 for the three months ended June 30, 2008 (“2008 Period”), a decrease of $860,303.

Revenues. We generated no revenues from our operations for the three months ended June 30, 2009 or for the three months ended June 30, 2008. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Expenses.  Our operating expenses were $490,115 for the 2009 Period compared to operating expenses of $1,351,602 reported for the 2008 Period, a decrease of $861,487. This decrease in operating expenses is primarily attributable to the issuance of 250,000 shares of our common stock to Mr. Daniel Leach, our former President and CEO, as compensation during the 2008 Period, which shares were recorded at their fair value of $1,007,500. Offsetting the foregoing amount was an increase of $240,732 in wind project development costs for the 2009 Period as compared to the 2008 Period.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

 As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

During the three month period ending June 30, 2009, we issued 15,000 shares of restricted common stock to Renergix Wind LLC, our project development consultants, upon a specified milestone being achieved under the terms of a Joint Development Agreement with respect to our Blue Creek wind power project. For further details concerning the issuance of these shares, see our Form 8-K dated June 18, 2009 as filed with the SEC.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2009.

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

NACEL ENERGY CORPORATION

By:	/s/ Paul Turner
Paul Turner
Chief Executive Officer Date: August 13, 2009

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Financial Officer

Date:	August 13, 2009