Form 10-Q
period 2009-09-30
NACEL ENERGY CORP
filed 2009-11-13
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-142860

NACEL ENERGY CORPORATION

9375 E Shea Blvd Ste 100
Scottsdale, Arizona 85260
Telephone (602) 235-0355

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
Yes ☐ No ☑

Shares of common stock outstanding on November 13, 2009: 22,111,000

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current Assets
Cash	$225,949	$564,677
Property, plant and equipment, net of accumulated depreciation of $8,818 and $1,682, respectively	181,969	166,495
TOTAL ASSETS	$407,918	$731,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$75,439	$7,537
Accrued interest	14,367	3,894
Demand note payable	250,000	-
Shareholder line of credit	442,143
Total current liabilities	781,949	11,431
Shareholder line of credit	-	250,000
Total liabilities	781,949	261,431
Stockholders' equity (deficit)
Common stock of $.001 par value. Authorized 50,000,000 issued 22,111,000 at September 30, and 21,786,000 at March 31, 2009	22,111	21,786
Additional paid-in capital	3,945,861	3,636,886
Deficit accumulated during the development stage	(4,342,003)	(3,188,931)
Total stockholders' equity (deficit)	(374,031)	469,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$407,918	$731,172

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Six months ended September 30, 2009 and 2008 and the period
from February 7, 2006 (Inception) through September 30, 2009

					Inception
	Three Months Ended		Six Months Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

General and administrative expenses	$287,316	$143,056	$489,770	$1,447,729	$2,482,612

Wind projects donated by related party	-	-	-	-	490,000

Wind project development costs	357,739	72,021	645,400	118,950	1,332,168

Net loss from operations	(645,055)	(215,077)	(1,135,170)	(1,566,679)	(4,304,780)

Other income (expenses)

Interest expense	(14,367)	(2,743)	(17,902)	(5,373)	(41,490)

Interest income	-	3,671		3,671	3,848

Other income	-	-		279	419

Total other expense	(14,367)	928	(17,902)	(1,423)	(37,223)

Net Loss	$(659,422)	$(214,149)	$(1,153,072)	$(1,568,102)	$(4,342,003)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.07)	N/A

Basic and diluted weighted average common shares outstanding	21,877,087	21,666,000	21,850,645	21,577,366	N/A

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Six months ended September 30, 2009 and 2008 and the period
from February 7, 2006 (Inception) through September 30, 2009

			Inception
	Six Months Ended September 30,		through September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,153,072)	$(1,568,102)	$(4,342,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,136	-	8,818
Stock for services	144,300	62,240	302,490
Wind projects donated by related party	-	-	490,000
Imputed interest	-	2,630	15,725
Stock issued for executive compensation	-	1,007,500	1,007,500
Changes in:
Prepaid and other current assets	-	(18,723)	-
Accounts payable	67,902	(78,660)	75,439
Accrued interest	10,473	2,743	14,367
Net Cash Used in Operating Activities	(923,261)	(590,372)	(2,427,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(22,610)	(42,564)	(190,787)
Net Cash Used in Investing Activities	(22,610)	(42,564)	(190,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	192,143	961	439,400
Borrowings on debt	250,000	-	250,000
Proceeds from sale of common stock	165,000	-	955,000
Proceeds from exercise of warrant	-	690,373	1,200,000
Net cash Provided by Financing Activities	607,143	691,334	2,844,400
NET INCREASE IN CASH	(338,728)	58,398	225,949
CASH AT BEGINNING OF PERIOD	564,677	380,567	-
CASH AT END OF PERIOD	$225,949	$438,965	$225,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$7,429	$-	$11,398
Income taxes	$-	$-	$-

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

New Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update of Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”) which establishes the FASB Accounting Standards Codification TM (the “ASC”).  The ASC is the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative. While the ASC does not change GAAP, it introduces a new structure that reorganizes the GAAP pronouncements into accounting topics. All content of the ASC carries the same level of authority.  The ASC is effective for our financial statements as of September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (now ASC 855) which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009. We evaluated subsequent events through November 13, 2009, which represents the date our financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $4.34 million. For the three months ended September 30, 2009, Nacel Energy sustained a loss of $659,422. In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

Nacel Energy is pursuing, and will  continue to pursue, additional equity financing and/or debt financing while managing cash flow in an effort to provide funds and cash flow to meet its obligations on a timely basis and to support wind project development activities.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liability that may result should Nacel Energy be unable to continue as a going concern.

NOTE 3 – DEMAND NOTE PAYABLE

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid upon the outstanding balance.  The note is due on demand and is unsecured.

For the three months ended September 30, 2009, interest of $6,301 was accrued.

NOTE 4 - LINE OF CREDIT

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

On September 29, 2009, we ratified the terms for the line of credit to allow an additional increase in the balance to $442,143.  The terms and payment arrangements remain the same as agreed upon on June 30, 2009.

For the three months ended September 30, 2009, interest of $8,066 was accrued.  For the three months ended September 30, 2008, interest of $2,743 was accrued.

As of September 30, 2009, the $442,143 line of credit extended by the director was fully drawn upon, and no further amounts are available for borrowing unless the agreement is re-negotiated, of which there is no certainty.

NOTE 5 - EQUITY TRANSACTIONS

During the nine months ended September 30, 2009, the Company issued 105,000 shares of restricted common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of a wind project development milestone as specified in our joint development agreement.  We expensed $144,300 during the period related to this stock issuance.

On September 24, 2009, the Company sold 220,000 shares of common stock to a third party.  These shares were sold under the terms of a non-brokered private placement agreement in exchange for proceeds of $165,000.

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

History

Nacel Energy Corporation is a Wyoming corporation incorporated on February 7, 2006, with our principal executive office currently located at 9375 E Shea Blvd, Suite 100, Scottsdale, Arizona 85260. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 30 MW range. We have not ruled out the possibility of larger projects including internationally.
.
Current Operations

As of September 30, 2009, we had six (6) wind energy projects totaling 120 MW or more of potential power generating capacity located on 7015 acres of land in the Panhandle area of Texas and northern Arizona.  We follow a 25 step wind power development model and the status of  our wind energy projects has been summarized in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in subsequent Forms 8-K, filed with the Commission. We are also engaged in efforts to locate and evaluate additional “green field” locations for the development of additional wind power generation facilities, primarily in Kansas and Illinois. None of our wind energy projects are currently in operation and we estimate a further 12 to 24 months before and of our projects become operational.  Prior to operations we also must obtain substantial additional financing and/or equity and complete many other steps in our development model. There are no assurances that we will be able to obtain the additional financing and/or equity and even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable.

During the three month period ending September 30, 2009, the following activities have occurred with respect to our six (6) wind power generations projects:

•
In July, 2009, we entered into four (4) separate Wind Project Agreements dated effective as of July 1, 2009 covering an aggregate of 1,025 acres of land located in Donley County, Texas, being in the Texas panhandle. These agreements concern our Leila Lake wind energy project. For further information, see our Current Report on Form 8-K dated July 2, 2009, filed with the Commission.

•
In July, 2009,we entered into a Wind Project Agreement dated as of July 6, 2009 covering an aggregate of 640 acres of land located in Navajo County, Arizona. This agreement concerns our Snowflake wind energy project. For further information, see our Current Report on Form 8-K dated July 6, 2009, filed with the Commission.

•
In August, 2009, we entered into three (3) separate Wind Project Agreements covering an aggregate of 1,032 acres of land located in Donley County, Texas, being in the Texas panhandle. These agreements concern our existing Liela Lake wind energy project. For further information, see out Current Report on Form 8-K dated August 13, 2009, filed with the Commission.

•
In July, 2009, we filed an Application for Interconnection with Southwestern Public Service Company, a subsidiary of XCEL Energy, for our 20 MW Channing Flats wind power project located in Moore County, Texas. For further information, see our Current Report on Form 8-K dated July 8, 2009, filed with the Commission.

•
In July, 2009, we submitted an Application for Operation of Customer Owned Generation to Swisher Electric Cooperative, Inc. for our 20 MW Swisher wind power project located in Swisher County, Texas. For further information, see our Current Report on Form 8-K dated July 14, 2009, filed with the Commission.

•
In September, 2009, we completed major environmental assessment work, significant pre-construction work and other efforts at our Blue Creek wind power project located in Moore County, Texas. We also received FAA permits covering the placement of 27 turbines at Blue Creek project. For further information, see our Current Report on Form 8-K dated September 8, 2009, filed with the Commission.

•
In September, 2009, we submitted a Request for Small Generator Interconnection to Golden Spread Electric Cooperative, Inc., acting as agent for Swisher Electric Cooperative, Inc., for our Hedley Pointe wind power project located in Donley County, Texas. For further information, see our Current Report on Form 8-K dated September 16, 2009, filed with the Commission.

•
In September, 2009, we completed major environmental assessment work, significant pre-construction work and other efforts at our Channing Flats wind power project located in Moore County, Texas. We also received FAA permits covering the placement of 18 turbines at Channing Flats project. For further information, see our Current Report on Form 8-K dated September 18, 2009, filed with the Commission.

•
In September, 2009 we completed major environmental assessment work, significant pre-construction work and other efforts at our Swisher wind power project located in Swisher County, Texas. We also received FAA permits covering the placement of 18 turbines at the Swisher project. For further information, see our Current Report on Form 8-K dated September 23, 2009, filed with the Commission.

•	We are engaged in completing work for the filing of additional applications for electrical interconnection of our remaining projects with other utilities.

•	We are engaged in completing work for obtaining permits and other necessary approvals for our projects.

•	We are engaged in efforts to obtain construction and project debt financing for our projects.

•	We are engaged in efforts to enter into turbine supply relationships for our projects.

•	We are engaged in efforts to pursue additional “green field” project opportunities in Kansas.

•	We continue to collect and model the wind data being generated at our project sites.

In addition to the foregoing, we also assess our business regularly with regard to the need for capital equipment. During the three months ending September 30, 2009, we acquired $22,610 in additional capital equipment.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended September 30, 2009, we incurred net losses of $659,422 and have an accumulated deficit since inception of $4,342,003. We currently have no revenues.  The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2010, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

For the foreseeable future, our operating plan is dependent upon both the ability to conserve existing cash resources and the ability to obtain additional capital through equity financing and/or debt financing in an effort to provide the necessary funds and cash flow to meet our obligations on a timely basis and to support our wind power project development activities. In the event that we are unable to conserve existing cash resources and/or obtain the additional and necessary capital, we may have to cease or significantly curtail our operations. This could materially impact our ability to continue operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended September 30, 2009, we incurred net losses of $659,422 and have an accumulated deficit since inception of $4,342,003. We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2010, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine  supply relationships. In addition, our shareholder line of credit in the amount of $442,143 is due and payable on July 1, 2010, unless we are able to obtain a further extension. Also, our recent  $250,000 loan is due and payable within 15 days after demand for payment is received, with demand for payment being at the discretion of the lender. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of September 30, 2009, we had cash of $225,949 and working capital deficit of $556,000. This compares to cash of $564,677 and working capital of $553,246 at March 31, 2009. Based upon commitments arising from our joint development agreement with Renergix Wind LLC, and other general and administrative expenses, we anticipate that operating expenses during each succeeding quarter will be, at a minimum, approximately $225,000. This amount does not include anticipated capital expenditures for our wind energy projects or other related wind project development costs which may be incurred. Based upon the foregoing, we believe our cash resources may not be sufficient to finance operations through December 31, 2009, being the end of our third fiscal quarter, without obtaining further equity and/or debt financing.  Accordingly, we have commenced, and will continuing pursuing, efforts to raise additional equity and/or debt financing. There are no assurances we will be able to raise such equity and/or debt financing and, even if obtained, such financing will be sufficient to continue operations until one or more of our wind power generation facilities become operational or until we can generate revenues to be profitable.

As of March 31, 2009, our $250,000 line of credit facility extended by Murray Fleming, a director, was fully borrowed, thereby leaving no additional funds available for future borrowing. However, on June 30, 2009, the line of credit was increased to $400,000 and then on September 29, 2009, the line of credit was increased to $442,143.  The terms of the line of credit facility provides for simple interest of 8% per annum, to be paid upon the outstanding balance, payable on the first day of the month after each calendar quarter. The first payment under the amended credit line is due on October 1, 2009. As of September 30, 2009, we had borrowed the entire $442,143 under this credit facility, which currently leaves no additional funds available for future borrowing. The unpaid principal amount and any accrued interest is due and payable in full on July 1, 2010. There are no assurances that Mr. Fleming will agree to further extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged or the amount available for borrowing is not increased, this could have a material impact on the future liquidity and operations of the Company.

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid in consecutive monthly installments of interest only commencing on July 1st, 2009.  Payment is due when the lender has provided the borrower with written notice of demand. The balance owing under this agreement will be paid within 15 days of any such notice of demand.  The loan is unsecured. Since the lender can make demand for payment at its discretion, there are no assurances that as to when repayment of this loan may be required or whether we would be able to convince the lender to delay repayment of the loan for an extended period of time. Accordingly, if the repayment of this loan were demanded by the lender, this could have a material impact on the future liquidity and operations of the Company.

Results of Operations

Six Months Ended September 30, 2009 compared to the Six Months Ended September 30, 2008

Overview. The net loss for the six months ended September 30, 2009 (“2009 Period”) was $1,153,072 compared to a net loss of $1,568,102 for the six months ended September 30, 2008 (“2008 Period”), a decrease of $415,030. This decrease in net loss is primarily attributable to the issuance of 250,000 shares of our common stock to a former executive as compensation during the 2008 Period, which shares were recorded at their fair value of $1,007,500 which was offset by an increase in our wind projet development costs as discussed below.

Revenues. We generated no revenues from our operations for the six months ended September 30, 2009 or for the six months ended September 30, 2008. Our operations have focused upon various business planning activities since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in FASB ASC 915.

Expenses. Our operating expenses were $1,135,170 for the 2009 Period compared to operating expenses of $1,566,679 reported for the 2008 Period, a decrease of $431,509.  The $431,509 decrease in operating expenses was primarily due a $957,959 decrease in general and administrative expenses which was offset by  a $526,450 increase in wind project development costs during the 2009 Period as compared to the 2008 Period. The decrease in general and administration expenses occurred since there was no executive stock based compensation of $1,007,500 during the 2009 Period as compared to the 2008 Period. The increase in wind project development costs during the  2009 Period was due to additional expenses incurred related to the wind project agreements entered into during the 2009 Period that are described above in the Current Operations section..

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

Overview. The net loss for the three months ended September 30, 2009 (“2009 Period”) was $659,422 compared to a net loss of $214,149 for the three months ended September 30, 2008 (“2008 Period”), an increase of $445,273.

Revenues. We generated no revenues from our operations for the three months ended September 30, 2009 or for the three months ended September 30, 2008. Our operations have focused upon our wind power project development activities since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in FASB ASC 915 ..

Expenses.  Our operating expenses were $645,055 for the 2009 Period compared to operating expenses of $215,077 reported for the 2008 Period, an increase of $429,978. This increase in operating expenses is primarily attributable to an increase in wind power project development costs of $285,717 which included the issuance of 90,000 shares of our common stock to Renergix Wind LLC, our project development consultants, as compensation during the 2009 Period.  The shares issued to Renergix Wind LLC were recorded at their fair value of $126,000.  There also was an increase of $141,407 in expenses for advertising, investor services and shareholder relations and an increase of $2,854 in other administrative expenses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

During the three month period ending September 30, 2009, we issued 90,000 shares of restricted common stock to Renergix Wind LLC, our project development consultants. For further details concerning the issuance of these shares, see our Current Reports on Form 8-K dated July 9, July 15 and September 16, 2009, as filed with the SEC.

On September 24, 2009, we sold 220,000 shares of common stock to a third party in a non-brokered private placement agreement in exchange for proceeds of $165,000. We relied upon the exemption from federal registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation and the third party is an “accredited investor” as defined in Rule 501(a) of Regulation D. The third party was afforded an opportunity for effective access to our files and records that contained relevant information needed to make an investment decision, including our financial statements and periodic reports filed pursuant to the 1934 Act. We reasonably believed that the third party has such knowledge and experience in financial and business matters so that the third party is capable of evaluating the risks of the investment. The certificate evidencing the subject shares shall contain restrictive investment legends noted thereon.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2009.

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

NACEL ENERGY CORPORATION

By:	/s/ Paul Turner
Paul Turner
Chief Executive Officer Date: November 13, 2009

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Financial Officer

Date: November 13, 2009