Form 10-Q/A
period 2009-09-30
NACEL ENERGY CORP
filed 2009-12-31
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes ☐ No ☑

Shares of common stock outstanding on November 10, 2009: 22,111,000

EXPLANATORY NOTE

This Amendment no. 1 on Form 10-Q/A (the “Amendment”) hereby amends our report on  Form 10-Q for the period ending September 30, 2009, which we filed with the Securities and Exchange Commission on November 12, 2009 (the “Original Filing”). The purpose of this Amendment is to include both the disclosure of, and the filing of, additional Exhibits referenced in Item 6 which were inadvertently not included in the Original Filing.

Except for the foregoing, no other changes have been made to the Original Filing, and this Amendment does not modify or update any other information in the Original Filing.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

			Inception
	Six Months Ended September 30,		through
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,153,072)	$(1,568,102)	$(4,342,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,136	-	8,818
Stock for services	144,300	62,240	302,490
Wind projects donated by related party	-	-	490,000
Imputed interest	-	2,630	15,725
Stock issued for executive compensation	-	1,007,500	1,007,500
Changes in:
Prepaid and other current assets	-	(18,723)	-
Accounts payable	67,902	(78,660)	75,439
Accrued interest	10,473	2,743	14,367
Net Cash Used in Operating Activities	(923,261)	(590,372)	(2,427,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(22,610)	(42,564)	(190,787)
Net Cash Used in Investing Activities	(22,610)	(42,564)	(190,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	192,143	961	439,400
Borrowings on debt	250,000	-	250,000
Proceeds from sale of common stock	165,000	-	955,000
Proceeds from exercise of warrant	-	690,373	1,200,000
Net cash Provided by Financing Activities	607,143	691,334	2,844,400
NET INCREASE IN CASH	(338,728)	58,398	225,949
CASH AT BEGINNING OF PERIOD	564,677	380,567	-
CASH AT END OF PERIOD	$225,949	$438,965	$225,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$7,429	$-	$11,398
Income taxes	$-	$-	$-

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (now ASC 855) which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009. We evaluated subsequent events through November 10, 2009, which represents the date our financial statements were issued.

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

As of September 30, 2009, we had cash of $225,949 and working capital deficit of $556,000. This compares to cash of $564,677 and working capital of $553,246 at March 31, 2009. Based on commitments arising from the agreement with Renergix  Wind LLC, our project development consultants, and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $200,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we believe our cash resources may be sufficient to finance our operations through December 31, 2009, being the end of our third quarter of our fiscal year. However, in anticipation of the need to raise  additional equity financing and/or debt financing in the immediate future, we have commenced, and will continue to pursue, efforts to raise additional equity financing and/or equity financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

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

Item 5.  Other Information

None

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

10.1	Wind Power Agreement (Shields)*
10.2	Wind Power Agreement (Leather)*
10.3	Wind Power Agreement (Owens)*
10.4	Wind Power Agreement (Cox)*
10.5	Wind Power Agreement and Addendum (White)*
10.6	Wind Power Agreement and Addendum (Wade)*
10.7	Wind Power Agreement and Addendum (Holland Family Trust)*
10.8	Wind Power Agreement (Langley Ranches)*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavery, President, Principal Executive Officer)*

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Murray Fleming, Principal Accounting Officer)*

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Brian. M. Lavery, President, Principal Executive Officer)*

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Murray Fleming, Principal Accounting Officer)*

*    Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Paul Turner
Paul Turner
Chief Executive Officer

Date: December 30, 2009

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Financial Officer

Date: December 30, 2009