Form 10-Q
period 2009-12-31
NACEL ENERGY CORP
filed 2010-02-16
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-53150

NACEL ENERGY CORPORATION

9375 E. Shea Blvd., Suite 100
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Shares of common stock outstanding on February 10, 2010:  22,181,000

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December	March 31,
	2009	2009
ASSETS
Current Assets
Cash	$340,248	$564,677
Prepaid expenses	4,000	-
Deferred financing costs	159,467	-
Total current assets	503,715	564,677
Property, plant and equipment, net of accumulated depreciation of $11,778 and $1,682 at December 31, 2009 and March 31, 2009, respectively	314,009	166,495
TOTAL ASSETS	$817,724	$731,172
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$166,347	$7,537
Accrued interest	-	3,894
Demand note payable	250,000	-
Shareholder line of credit	460,753	-
Convertible note, net of discount of $808,767	91,233	-
Derivative liabilities	1,972,418	-
Total current liabilities	2,940,751	11,431
Shareholder line of credit	-	250,000
Total liabilities	2,940,751	261,431
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 shares; issued 22,111,000 and 21,786,000 at December 31, 2009 and March 31, 2009, respectively	22,111	21,786
Additional paid-in capital	3,945,861	3,636,886
Deficit accumulated during the development stage	(6,090,999)	(3,188,931)
Total stockholders' equity (deficit)	(2,123,027)	469,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$817,724	$731,172

See notes to the financial statements.

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Nine months ended December 31, 2009 and 2008 and the period
from February 7, 2006 (Inception) through December 31, 2009

					Inception
	Three Months Ended		Nine Months Ended		through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

General and administrative expenses	$173,871	$62,517	$663,641	$1,510,247	$2,656,483
Wind projects donated by related party	-	-	-	-	490,000
Wind project development costs	265,349	419,971	910,749	538,920	1,597,517
Net loss from operations	(439,220)	(482,488)	(1,574,390)	(2,049,167)	(4,744,000)

Other income (expenses):
Interest expense	(135,950)	(3,969)	(153,852)	(9,342)	(177,440)
Interest income	-	-	-	3,671	3,848
Other income	-	-	-	279	419
Loss on derivative financial instruments	(1,173,826)	-	(1,173,826)	-	(1,173,826)

Total other expense	(1,309,776)	(3,969)	(1,327,678)	(5,392)	(1,346,999)
Net Loss	$(1,748,996)	$(486,457)	$(2,902,068)	$(2,054,559)	$(6,090,999)

Basic and diluted net loss per share	$(0.08)	$(0.02)	$(0.13)	$(0.09)	N/A

Basic and diluted weighted average common shares outstanding	22,111,000	21,809,696	21,927,764	21,655,091	N/A

See notes to the financial statements.

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended December 31, 2009 and 2008 and the period
from February 7, 2006 (Inception) through December 31, 2009

			Inception
	Nine Months Ended	Nine Months Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,902,068)	$(2,054,559)	$(6,090,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	126,454	-	128,136
Stock for services	144,300	157,640	302,490
Wind projects donated by related party	-	-	490,000
Imputed interest	-	2,630	15,725
Stock issued for executive compensation	-	1,007,500	1,007,500
Derivative loss	1,173,826	-	1,173,826
Changes in:
Prepaid and other current assets	(4,000)	(18,723)	(4,000)
Accounts payable	158,810	(78,660)	166,347
Accrued interest	(3,894)	2,744	-
Net Cash Used in Operating Activities	(1,306,572)	(981,428)	(2,810,975)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(153,610)	(86,559)	(321,878)

Net Cash Used in Investing Activities	(153,610)	(86,559)	(321,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	(120,000)		(120,000)
Proceeds from shareholder line of credit	210,753	109,182	458,010
Borrowings on debt	980,000	-	980,000
Proceeds from sale of common stock	165,000	750,000	955,000
Proceeds from exercise of warrant	-	690,373	1,200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,255,753	1,549,554	3,473,010

NET INCREASE IN CASH	(224,429)	481,567	340,248
CASH AT BEGINNING OF PERIOD	564,677	380,567	-
CASH AT END OF PERIOD	$340,248	$862,134	$340,248

NON-CASH TRANSACTIONS
Issuance of warrants for loan fees	$68,592	$-	$68,592
Debt discount due to derivative liabilities	$730,000	$-	$730,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$35,382	$3,969	$46,780
Income taxes	$-	$-	$-

See notes to the financial statements.

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

Derivative Financial Instruments

Nacel does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Nacel evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, Nacel uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

In September 2006, the FASB issued ASC 820 (previously SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observations of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Freestanding and Embedded derivatives	—	$1,972,418	—	$1,972,418

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

Reclassifications.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Consolidation.

The consolidated financial statements include the accounts of Nacel Energy and its wholly-owned subsidiaries, 0758817 BC Ltd., Blue Creek Wind Energy Facility, LLC, Channing Flats Wind Energy Facility, LLC, Swisher Wind Energy Facility, LLC and Hedley Pointe Wind Energy Facility LLC.  Significant inter-company accounts and transactions have been eliminated.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (now ASC 855) which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009. We evaluated subsequent events through February 15, 2010, which represents the date our financial statements were issued.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $6.1 million.  In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – DEMAND NOTES PAYABLE

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid upon the outstanding balance.  The note is due on demand and is unsecured.

NOTE 4 – SHAREHOLDER LINE OF CREDIT

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

On October 26, 2009, we ratified the terms for the line of credit to allow an additional increase in the balance to $460,753.  The terms and payment arrangements remain the same as agreed upon on June 30, 2009.

As of December 31, 2009, interest of $9,291 was accrued.

As of December 31, 2009, the $460,753 line of credit extended by the director was fully drawn upon, and no further amounts are available for borrowing unless the agreement is re-negotiated, of which there is no certainty.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On November 24, 2009, Nacel entered into a definitive Securities Purchase Agreement for the issuance of a Senior Secured Convertible Note (the “Note”) and 3,500,000 Warrants in a private placement with a single institutional investor.  Proceeds from the Note were $730,000 with repayment amount of $900,000.  The Note has an original issue discount of $150,000. $20,000 of the initial proceeds were used to pay legal costs for the investor.  In addition, Nacel paid an additional $25,000 in separate legal fees associated with the offering.  The legal fees were deferred and will be amortized until maturity to interest expense.

The note is payable over nine monthly installments and matures on December 1, 2010.  The repayment amount of $900,000 does not accrue interest unless an event of default occurs, in which case the interest rate shall be 18% per annum.

Nacel may pay each monthly installment in cash or, at its option, subject to the satisfaction of customary equity conditions, in shares of common stock.  The Note is convertible into shares of Nacel’s common stock at an initial conversion price of $0.90 per share.  The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.   Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 7 below).  The fair value of the embedded conversion option was determined to be $374,228 at the inception of the note.  This fair value in conjunction with the fair value of the warrants issued with the note (See Note 6 below) resulted in a full discount to the note payable at inception.  As of December 31, 2009, $91,233 of the discount had been amortized to interest expense.

In conjunction with the note payable, Nacel paid $75,000 and issued 83,333 warrants to a placement agent with a fair value of $68,590.  Both amounts were deferred and will be amortized until maturity to interest expense.  As of December 31, 2009, $29,125 of the amounts deferred (including legal fees mentioned above) had been amortized to interest expense.

NOTE 5 - EQUITY TRANSACTIONS

During the nine months ended December 31, 2009, the Company issued 105,000 shares of restricted common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of a wind project development milestone as specified in our joint development agreement.  We expensed $144,300 during the period related to this stock issuance.

On September 24, 2009, the Company sold 220,000 shares of common stock to a third party.  These shares were sold under the terms of a non-brokered private placement agreement in exchange for proceeds of $165,000.

NOTE 6 - WARRANTS
During the quarter, Nacel issued 3,500,000 warrants in relation to convertible notes and an additional 83,333 to the placement agent in the transaction (see Note 4 above) .  The warrants are exercisable at $0.90 per share for 5 years.  The warrants granted contain reset provisions that can cause an adjustment to the exercise price if Nacel sells or issues an equity instrument at a price lower than the initial exercise price.  Due to this provision, the warrants qualify for derivative accounting under ASC 815-15 (See Note 7 below).

A summary of the options issued by us for the nine months ended December 31, 2009 as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2009	-	$-		$-
Granted	3,583,333	0.90	5.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding on December 31, 2009	3,583,833	$0.90	4.92	$-

NOTE 7 - DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The ASC815-15 is effective for fiscal years beginning after December 15, 2008. Nacel’s 3,583,333 outstanding warrants and the embedded conversion option in its note payable were classified as derivative liabilities on November 24, 2009 as a result of ASC 815-15.  The fair value of these liabilities at inception of the instruments was $3,323,593. Because the fair value of the instruments at inception exceeded the carrying amount of the note payable, a loss of $2,525,001 was recorded.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments. The fair value of these liabilities as of December 31, 2009 was $1,972,418 and a gain of $1,351,175 was recorded as a result of the change in fair value since inception of the instruments resulting in a net loss of $1,173,826 for the three and nine months, ending December 31, 2009.

Nacel used the Black-Scholes option pricing model to value the embedded feature of the liability and the warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 100% - 152%; risk-free interest rates ranging from 0.06% - 2.69% and expected terms based on the contractual term.

NOTE 8 - CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances in one financial institution located in Point Roberts, Washington.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2009, the Company has a cash balance of $340,248, of which $90,248 is uninsured.

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

Current Operations

As of December 31, 2009, we had six (6) wind energy projects totaling 120 MW or more of potential power generating capacity located on 7015 acres of land in the Panhandle area of Texas and northern Arizona.  We follow a 25 step wind power development model and the status of  our wind energy projects has been summarized in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in subsequent Forms 8-K, filed with the Commission. We are also engaged in efforts to locate and evaluate additional “green field” locations for the development of additional wind power generation facilities, primarily in Kansas and Illinois. None of our wind energy projects are currently in operation and we estimate a further 12 to 24 months before any of our projects become operational.  Prior to operations we also must obtain substantial additional financing and/or equity and complete many other steps in our development model. There are no assurances that we will be able to obtain the additional financing and/or equity and even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable.

During the three month period ending December 31, 2009, the following activities have occurred with respect to our six (6) wind power generations projects:

·	Interconnection negotiations are currently underway for multiple projects.

·	Met tower data is being analyzed and reviewed to determine the most suitable turbines for each project.

·	Project financing discussions are underway for multiple projects.

·	Turbine procurement discussions continue to proceed for all projects.

·	Off take discussions are underway with the appropriate load-serving entities for various projects.

In addition to the foregoing, we also assess our business regularly with regard to the need for capital equipment. During the nine months ending December 31, 2009, we acquired $22,610 in additional capital equipment.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the nine months ended December 31, 2009, we incurred net losses of $2,902,068 and have an accumulated deficit since inception of $6,090,999. We currently have no revenues.  The potential future revenues we expect from our wind power generation projects will not be generated until sometime after January 1, 2011, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

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

Recent Financings

We completed the following financings during the three month period ending December 31, 2009.

Demand Note. In July 2009, we executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid in consecutive monthly installments of interest only commencing on July 1st, 2009.  Payment is due when the lender has provided the borrowers with written notice of demand.  Payment is to be made within 15 days of any such notice of demand.  The loan is unsecured. Since the lender can make demand for payment at its discretion, there are no assurances that as to when repayment of this loan may be required or whether we would be able to convince the lender to delay repayment of the loan for an extended period of time. The repayment of this loan has been subordinated to the payment in full of the Senior Secured Convertible Note issued November 2009 issued in connection with the transaction described below.

Senior Secured Convertible Note and Warrants.  On November 23, 2009, we entered into a Securities Purchase Agreement and thereafter other related agreements pursuant to which we agreed to issue a Senior Secured Convertible Note in the original principal amount of $900,000 (the “Note”) and common stock warrants (the “Warrants”) for an aggregate purchase price of $750,000 in a private placement (the “November Private Placement”) with a single institutional investor (the "Investor"). The November Private Placement closed on November 24, 2009. The principal purposes of the November Private Placement were to strengthen our cash position and to provide us with general working capital. The November Private Placement resulted in gross proceeds to us of $750,000 before placement agent fees and other expenses associated with the transaction.

The Note matures December 1, 2010 and provides for payment in nine equal installments beginning on April 1, 2010. No interest accrues on the principal amount outstanding unless an event of default occurs in which event interest shall thereafter accrue at the rate of 18% per annum. We may pay installments of principal in cash or, at our option, in shares of common stock. Our ability to pay with common stock is subject to certain conditions noted below. If we elect to pay the principal in shares of our common stock, the value of each share of common stock will be equal to the lower of (a) the initial conversion price of $0.90 per share, or (b) 90% of the average of the volume weighted average prices of our common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date, with such price being subject to a floor of $0.75.  In addition, at the option of the Investor holding the Note, all or any part of the principal amount outstanding under the Note is convertible at any time and from time to time into shares of our common stock at an initial conversion price of $0.90 per share. However, the conversion price may be reduced if we issue securities at a price per share less than the conversion price of the Notes then in effect.

Beginning on April 1, 2010, and on the first of each month thereafter, we will be required to convert one ninth of the face value of the Note into shares of our common stock or, at our election, redeem such amount in cash. Our ability to convert installment payments into shares of our common stock will be subject to certain conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the installment amount and certain minimum trading volumes in the stock to be issued. No payment in shares of our common stock may exceed 25% of the total dollar traded volume in our common stock for the 20 trading days prior to the installment notice date. Any shares of our common stock delivered in satisfaction of a scheduled monthly payment will be valued at the lesser of (i) the conversion price in effect at the time of the scheduled monthly payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment, with such price being subject to a floor of $0.75.

In accordance with the terms of a Security Agreement, our obligations under the Note and the other transaction documents are secured by a first priority, perfected security interest in all of our assets.  Additionally, in accordance with the terms of a Guaranty, each of our subsidiaries guarantee our obligations  under the Note and the other transaction documents, and each such guarantee is secured by a first priority, perfected security interest in all of the assets of each such subsidiary

Under the terms of the Note, we and each of our subsidiaries agree not to incur or allow to exist any indebtedness, other than the indebtedness evidenced the Note and Permitted Indebtedness.  Permitted Indebtedness is defined to include, among other things, our existing unsecured indebtedness provided that such existing indebtedness is subordinated to payment of the Note, other indebtedness of us or our  subsidiaries not to exceed an aggregate of $250,000 provided that such indebtedness is subordinated to payment of the Note, equipment leases and purchase money obligations not to exceed an aggregate of $150,000, and indebtedness incurred by a NACEL subsidiary for the specific purpose of development, construction and/or commission of a specific wind energy project (“Project Indebtedness”). Such Project Indebtedness shall be consented to and approved by the Investor,  which consent and approval shall not be unreasonably withheld, and can be secured only by the specific project without NACEL or any of our other subsidiaries being obligated on, or a guarantor of, the Project Indebtedness. The Investor agrees to subordinate its security interest, if necessary, to approved Project Indebtedness.

The Note lists certain “Events of Default”, which include, without limitation, any default in the payment of principal of, or other charges in respect of, the Note as and when they become due and payable, and our failure to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of the Note, the Securities Purchase Agreement or the Security Agreement. Upon the occurrence of an Event of Default, the Investor may require us to redeem all or any portion of the Note by delivering written notice to us at a default redemption price as calculated pursuant to certain formulas set forth in the Note (“Event of Default Redemption Right”). Until the default redemption price (together with any interest thereon) is paid in full, the amount of the Note submitted for redemption (together with any interest thereon) may be converted, in whole or in part, by the Investor into common stock. In the event of a partial redemption, the principal amount redeemed shall be deducted from the installment amounts relating to the applicable installment date(s) as set forth in the notice of default and redemption.

The Warrants issued to the Investor in the November Private Placement include the following:

·           Series A Warrants, which are exercisable for a period of 5 years into an aggregate of 125% of the number of shares of our common stock initially issuable upon conversion of the Note, with the Series A Warrant being exercisable into 1,250,000 shares immediately upon issuance.

·           Series B Warrants, which are exercisable beginning November 24, 2009 into 100% of the shares of our common stock initially issuable upon conversion of the Notes (initially 1,000,000 shares) and remaining exercisable for a period equal to the earlier of (a) 12 months after a registration statement covering the shares of our common stock issuable upon conversion or exercise (as the case may be) of the Note and Warrants is declared effective by the SEC, or (b) November 24, 2011; and

·           Series C Warrants, which are exercisable for a period of 5 years beginning November24, 2009, but only to the extent that the Series B Warrant are exercised and only in the same percentage that the Series B Warrants are exercised, up to a maximum percentage of 125% of the number of shares of our common stock initially issuable upon conversion of the Note (initially a maximum of 1,000,000 shares).

The initial exercise price of each Series A Warrant, Series B Warrant and Series C Warrant is the same as the initial conversion price under the Note ($0.90 per share). Like the conversion price of the Note, the exercise price of the Warrants is subject to a full-ratchet adjustment upon the occurrence of certain events, including our issuance of securities at a price per share less than the exercise price then in effect. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.

In connection with the November Private Placement, we paid to a placement agent a cash fee equal to 10% of the gross proceeds received and the issuance of Series A Warrants, which will be exercisable for a period of 5 years, for up to 83,333 shares of our common stock, with an initial exercise price of $0.90.

As noted above, the Note and the Warrants have conversion features which result in them being recorded as derivative liabilities as described further in Note 7 to the consolidated financial statements included herein. As derivative liabilities, the existing uncertainties as to the ultimate amount of shares which could be required to issue is not known and may increase significantly. Accordingly, these uncertainties are reflected as obligations until they are resolved through conversion, exercise or expiration.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended December 31, 2009, we incurred net losses of $1,748,996 and have an accumulated deficit since inception of $6,090,999. We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2010, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine  supply relationships. In addition, our shareholder line of credit in the amount of $460,753 is due and payable on July 1, 2010, unless we are able to obtain a further extension. Also, our recent $250,000 loan is due and payable within 15 days after demand for payment is received, with demand for payment being at the discretion of the lender. These factors, among others, raise substantial doubt of our ability to continue as a going concern for a reasonable period of time.

As of December 31, 2009, we had cash of $340,248 and working capital deficit of $2,437,036. This compares to cash of $564,677 and working capital of $303,246 at March 31, 2009. Based on commitments arising from the agreement with Renergix Wind LLC, our project development consultants, and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $200,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we believe our cash resources may be sufficient to finance our operations through March 31, 2010, being the end of our fiscal year. However, in anticipation of the need to raise additional equity financing and/or debt financing in the immediate future, we have commenced, and will continue to pursue, efforts to raise additional equity financing and/or equity financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

As of March 31, 2009, our $250,000 line of credit facility extended by Murray Fleming, a director, was fully borrowed, thereby leaving no additional funds available for future borrowing. However, on June 30, 2009, the line of credit was increased to $400,000 and then on September 29, 2009, the line of credit was increased to $442,143 and again on October 26, 2009 the line of credit was increased to $460,753.  The terms of the line of credit facility provides for simple interest of 8% per annum, to be paid upon the outstanding balance, payable on the first day of the month after each calendar quarter.  As of December 31, 2009, our $460,753 Shareholder line of credit was fully borrowed, thereby leaving no additional amounts for future borrowing.  The line of credit is due July 1, 2010, but repayment has been subordinated to the payment in full of the Senior Secured Convertible Note issued in November, 2009.  There are no assurances that Mr. Fleming will agree to extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged, this could have a material impact on the future liquidity of the Company and its future operations.

Results of Operations

Nine Months Ended December 31, 2009 compared to the Nine Months Ended December 31, 2008

Overview. The net loss for the nine months ended December 31, 2009 (“2009 Period”) was $2,902,068 compared to a net loss of $2,054,559 for the nine months ended December 31, 2008 (“2008 Period”), an increase of $847,509. This increase in net loss is primarily attributable to losses on derivative financial instruments of $1,173,826, interest and other expenses of $153,852; offset by a reduction in operating costs of $474,777.

Revenues. We generated no revenues from our operations for the nine months ended December 31, 2009 or for the nine months ended December 31, 2008. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in FASB ASC 915.

Expenses. Our operating expenses were $1,574,390 for the 2009 Period compared to operating expenses of $2,049,167 reported for the 2008 Period, a decrease of $474,777. The $474,777 decrease in operating expenses was primarily due to a $846,606 decrease in general and administrative expenses which was offset by a $371,829 increase in wind project development costs during the 2009 Period as compared to the 2008 Period. The decrease in general and administration expenses occurred since there was no executive stock based compensation of $1,007,500 during the 2009 Period as compared to the 2008 Period. The increase in wind project development costs during the  2009 Period was due to additional expenses incurred related to the wind project agreements entered into during the 2009 Period, as described herein and as principally described in the Form 10-Q for the period ended September 30, 2009, as filed with the SEC.

Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

Overview. The net loss for the three months ended December 31, 2009 (“Q3 2009 Period”) was $1,748,996 compared to a net loss of $486,457 for the three months ended December 31, 2008 (“Q3 2008 Period”), an increase of $1,262,539.

Revenues. We generated no revenues from our operations for the three months ended December 31, 2009 or for the three months ended December 31, 2008. Our operations have focused upon our wind power project development activities since inception, and have not generated any revenues.  Accordingly, we are considered to be in the development stage as defined in FASB ASC 915.

Expenses. Our operating expenses were $439,220 for the Q3 2009 Period compared to operating expenses of $482,488 reported for the Q3 2008 Period, an increase of $43,268.  This increase in operating expenses is primarily attributable to an increase in depreciation, amortization of loan fees and accretion of debt discount totaling $131,981, an increase in consultant, professional fees and other expenses by $121,258, offset by a decrease in project development fees by $154,621.

Off Balance Sheet Transactions or Arrangements.

We have no material off balance sheet transactions or arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 4T4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in its SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the quarter ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purposes stated above.

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on Form 10-K, we have previously made changes in our internal controls over financial reporting during the nine month period ending December 31, 2009. A financial consultant was engaged which allowed implementation of additional procedures for monitoring and review of work performed by our Chief Financial Officer and to mitigate the segregation of duty issue where the Chief Financial Officer is involved in drafting financial statements and cannot conduct an independent review. In addition, we hired a new Chief Financial Officer with more extensive public accounting and SEC experience. We believe these remedial actions will result in proper segregation of duties and provide more checks and balances in our disclosure controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

On November 24, 2009, we issued a senior secured convertible note in the principal amount of $900,000 and warrants in a private placement to an institutional investor, as described in our Current Report on Form 8-K dated November 27, 2009, as filed with the SEC. We relied upon exemptions from registration pursuant to Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act and/or Section 4(6) of the Securities Act based on our belief that the issuance of the convertible note and warrants did not involve a public offering or general solicitation and the investor is an “accredited investor” as defined in Rule 501(a) of Regulation D. The instruments evidencing the convertible note and the warrants contain restrictive investment legends noted thereon.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended December 31, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Paul Turner, President, Principal Executive Officer)*

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Andre Schwegler, Principal Accounting Officer)*

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Paul Turner, President, Principal Executive Officer)*

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Andre Schwegler, Principal Accounting Officer)*

*    Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Paul Turner
Paul Turner
Chief Executive Officer

Date: February 12, 2010

By:	/s/ Andre Schwegler
Andre Schwegler
Principal Financial Officer

Date: February 12, 2010