Form 10-Q/A
period 2009-06-30
NACEL ENERGY CORP
filed 2010-05-12
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment no. 1 on Form 10-Q/A (the “Amendment”) hereby amends our report on Form 10-Q for the period ending June 30, 2009, which we filed with the Securities and Exchange Commission (“SEC”) on August 13, 2009 (the “Original Filing”). This Amendment is being filed for the purpose of responding to comments received from the staff of the SEC. In particular, this Amendment contains changes to correct the file number on the Cover Page, provide revised and expanded disclosures in Item 4 and to file corrected and complete Certifications, being attached as Exhibits 31.1 and 32.1 to this Amendment.

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

Item 4.  Controls and Procedures

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

For the quarter ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purposes stated above.

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on Form 10-K, we have previously made changes in our internal controls over financial reporting during the three month period ending June 30, 2009. A financial consultant was engaged which allowed implementation of additional procedures for monitoring and review of work performed by our Chief Financial Officer and to mitigate the segregation of duty issue where the Chief Financial Officer is involved in drafting financial statements and cannot conduct an independent review. In addition, we are pursing the hiring of a new Chief Financial Officer with more extensive public accounting and SEC experience We believe our remedial actions result in proper segregation of duties and provide more checks and balances in our disclosure controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer and Principal Accounting Officer
Date:	May 12, 2010