Form 10-Q/A
period 2009-09-30
NACEL ENERGY CORP
filed 2010-05-12
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment no. 2 on Form 10-Q/A (the “Second Amendment”) hereby amends our report on Form 10-Q for the period ending September 30, 2009, which we filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009 (the “Original Filing”) and an Amendment no. 1 filed on December 31, 2009 (the “First Amendment”). This Second Amendment is being filed for the purpose of responding to comments received from the staff of the SEC. In particular, this Second Amendment contains changes to correct the file number on the Cover Page, provide revised and expanded disclosures in Item 4 and to file corrected and complete Certificates, being attached as Exhibits 31.1 and 32.1 to this Second Amendment.

Except for the foregoing, no other changes have been made to the Original Filing and the First Amendment, and this Second Amendment does not modify or update any other information in the Original Filing or the First Amendment.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing or the First Amendment. Accordingly, this Second Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing and the First Amendment.

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

			Inception
			through
	Six Months Ended September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,153,072)	$(1,568,102)	$(4,342,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,136	-	8,818
Stock for services	144,300	62,240	302,490
Wind projects donated by related party	-	-	490,000
Imputed interest	-	2,630	15,725
Stock issued for executive compensation	-	1,007,500	1,007,500
Changes in:
Prepaid and other current assets	-	(18,723)	-
Accounts payable	67,902	(78,660)	75,439
Accrued interest	10,473	2,743	14,367
Net Cash Used in Operating Activities	(923,261)	(590,372)	(2,427,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(22,610)	(42,564)	(190,787)
Net Cash Used in Investing Activities	(22,610)	(42,564)	(190,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder line of credit	192,143	961	439,400
Borrowings on debt	250,000	-	250,000
Proceeds from sale of common stock	165,000	-	955,000
Proceeds from exercise of warrant	-	690,373	1,200,000
Net cash Provided by Financing Activities	607,143	691,334	2,844,400

NET INCREASE IN CASH	(338,728)	58,398	225,949
CASH AT BEGINNING OF PERIOD	564,677	380,567	-
CASH AT END OF PERIOD	$225,949	$438,965	$225,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$7,429	$-	$11,398
Income taxes	$-	$-	$-

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

For the quarter ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purposes stated above.

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on Form 10-K, we made changes in our internal controls over financial reporting during the six month period ending August 31, 2009. A financial consultant was engaged which allowed implementation of additional procedures for monitoring and review of work performed by our Chief Financial Officer and to mitigate the segregation of duty issue where the Chief Financial Officer is involved in drafting financial statements and cannot conduct an independent review. In addition, we hired a new Chief Financial Officer with more extensive public accounting and SEC experience We believe these remedial actions will result in proper segregation of duties and provide more checks and balances in our disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)*

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)*

*    Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Mark Schaftleir
Mark Schaftlein
Chief Executive Officer and Principal Financial Officer
Date	May 12, 2010