Form 10-K
period 2010-03-31
NACEL ENERGY CORP
filed 2010-07-14
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 0-053150

NACEL ENERGY CORPORATION
(Name of small business issuer in its charter)

Wyoming	20-4315791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9375 E. Shea Blvd, Suite 100, Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (602) 235-0355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $14,518,350, as of September 30, 2009

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

24,017,846 common shares issued and outstanding as of July 14, 2010

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

Overview

Nacel Energy Corporation (“Nacel” or the “Company” or “us” or “our”) is a Wyoming corporation incorporated on February 6, 2006, with our principal executive office located at 9375 E. Shea Blvd., Suite 100, Scottsdale, Arizona 85260. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 30 MW range. We have not ruled out the possibility of larger projects including internationally.

As discussed in greater detail below, we currently have six (6) wind energy projects totaling 185 MW or more of potential capacity located on approximately 8,437 acres of land located in the Panhandle area of Texas and northern Arizona. We are also engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will be up to 18 to 24 months before any of our projects may become operational, which requires that we obtain substantial additional financing and/or equity. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable.

Corporate Information and History.

We have incurred losses since our inception and have relied upon the sale of our securities, loans provided by management and recent convertible debt financings to cover our costs and expenses.

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

On December 23, 2008, we sold 1,000,000 shares of restricted common stock to a third party. These shares were sold under the terms of a non-brokered private placement agreement in exchange for $750,000 in sale proceeds. In order to prevent dilution in connection with this transaction, Brian Lavery, our then CEO and a director, returned 1,000,000 of his founders’ shares for cancellation and without any consideration being paid to him. These shares have been returned and cancelled based on their par value of $.001 per share.

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

Current Wind Project Developments

We are currently involved in the development of six (6) separate wind projects having 185 MW, or more, of total potential generating capacity. Pertinent information concerning each of these wind projects is summarized in greater detail below.

Blue Creek Wind Energy Facility LLC. The Blue Creek project is located in Moore County, Texas and has an estimated generating capacity of 40 MW or more when completed. In connection with this project, Blue Creek Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Blue Creek project are summarized below.

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

Project summary.  Blue Creek will be developed in phases with total potential capacity at build out of 40 MW or more of electrical production. Each phase at Blue Creek is expected to be approximately 10 MW and comprised of clusters of 5-7 wind turbines.  The Company intends to complete the build-out of the phases over 24 to 48 months.

Recent Developments.  In June, 2009, we filed an Application for Interconnection with Southwestern Public Service Company (SPS), a subsidiary of XCEL Energy, for the Blue Creek project. In October, 2009, after considering our submission, SPS provided us with a scope of work, including a detailed cost estimate of the transmission equipment and engineering resources required to accommodate the Blue Creek project. Following an internal review, we formally executed the necessary document from SPS, accepting the scope of work without revision, and additionally forwarded $135,000 for the immediate commencement of the work to be performed by SPS. On March 9, 2010, we placed a stop work order with SPS citing adverse market conditions for wind power in the Texas-SPP market and requested a refund of any balance remaining from the $135,000 deposit. Subsequest to March 31, 2010, on June 9, 2010, we obtained a refund of  $105,50412. We must now re-evaluate the timetable for the development and completion process for this project. We will likely shift out immediate focus and efforts to the development and completion of milestones relating to our other wind energy projects in Texas and Arizona.

In September, 2009, we completed our environmental assessment work, significant pre-construction work and other efforts at Blue Creek. We also received FAA permits covering the placement of 27 turbines at the Blue Creek project.

Capital investment. In order to fully implement and complete this project, Blue Creek Wind Facility LLC will be required to invest approximately $2.0 million dollars of capital per megawatt for a total cost of $80 million dollars or more at build out.

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

Project summary. Channing Flats will be developed in phases with total potential capacity at build out of 30 MW or more of electrical production. Each phase at Channing Flats is expected to be approximately 10 MW and comprised of clusters of 5-7 wind turbines. The Company intends to complete the build-out of the phases over 24 to 48 months.

Recent Developments. In July, 2009, we filed an Application for Interconnection with Southwestern Public Service Company, a subsidiary of XCEL Energy, for the Channing Flats project. In September, 2009, we completed our environmental assessment work, significant pre-construction work and other efforts at Channing Flats project.. We also received FAA permits covering the placement of 18 turbines at the Channing Flats Creek project.

Capital investment.  In order to fully implement the project, Channing Flats Wind Facility LLC will be required to invest approximately $2.0 million dollars of capital per megawatt for a total cost of $60 million dollars or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Swisher Wind Energy Facility LLC.  The Swisher Wind project is located in Swisher County, Texas and has an estimated generating capacity of 40 MW or more when completed. In connection with this project, Swisher Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Swisher Wind project are summarized below.

Agreement and Land Rights. In mid-January, 2009, we entered into a Wind Project Agreement covering 1,573 acres of land located in Swisher County, Texas, which pertains to the development of our Swisher wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.  Swisher will be developed in phases with total potential capacity at build out of 40 MW or more of electrical production. Each phase at Swisher is expected to be approximately  10 MW and comprised of clusters of 5-7 wind turbines. The Company intends to complete the build-out of the phases over 24 to 48 months.

Recent Developments. In July, 2009 we submitted an Application for Operation of Customer Owned Generation to Swisher Energy Cooperative, Inc. for the Swisher project. In September, 2009, we completed our environmental assessment work, significant pre-construction work and other efforts at the Swisher project. We also received FAA permits covering the placement of 18 turbines at the Blue Creek project.

Capital investment.  In order to fully implement the project, Swisher Wind Facility LLC will be required to invest approximately $2.0 million dollars of capital per megawatt for a total cost of $80 million dollars or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Hedley Pointe Wind Energy Facility LLC.  The Hedley Pointe project is located in Donley County, Texas and has an estimated generating capacity of approximately 5 MW or more when completed. In connection with this project, Hedley Pointe Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Blue Creek project are summarized below.

Agreement and Land Rights. In late January, 2009, we entered into a Wind Project Agreement covering 636 acres of land located in Donley County, Texas, which pertains to the development of our Hedley Pointe wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.  Hedley Pointe will be developed with total potential capacity at build out of 5 MW or more of electrical production. Hedley Pointe is anticipated to comprise a cluster of 3-5 wind turbines. The Company intends to complete the build-out of Hedley Pointe over 24 to 48 months.

Recent Developments. In September, 2009, we submitted a Request for Small Generator Interconnection to Golden Spread Electric Cooperative, Inc., acting as agent for Swisher Electric Cooperative, Inc., for our Headley Pointe project.

Capital investment.  In order to fully implement the project, Hedley Pointe Wind Facility LLC will be required to invest approximately $2.0 million dollars of capital per megawatt for a total cost of $10 million dollars or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Leila Lakes  Wind Energy Facility LLC.  The Leila Lakes project is located in Donley County, Texas and has an estimated generating capacity of approximately 40 MW or more when completed. In connection with this project, Leila Lakes  Wind Facility LLC, a Texas limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Leila Lakes project are summarized below.

Agreement and Land Rights. In January, 2009, we entered into four (4) separate Wind Project Agreement covering an aggregate of 1,025 acres of land located in Donley County, Texas. In August, 2009, we entered into an additional three (3) Wind Project Agreements covering an aggregate of 1,032 acres of land located in Donley County, Texas. These lands comprise the development of our Leila Lakes wind energy project.

Project summary.  Leila Lakes will be developed with total potential capacity at build out of 40 MW or more of electrical production. Each phase at Leila Lakes is expected to be approximately 10 MW and comprised of clusters of 5-7 wind turbines. The Company intends to complete the build-out of Leila Lakes over 24 to 48 months.

Recent Developments.  In January, 2010, we submitted to American Electric Power Service Corporation (AEPSC), a comprehensive bid, with input of a tier-one wind turbine manufacturer, for the supply of 20 MW of renewable energy, from our Leila Lake wind project. The bid was submitted in connection with a Request for Proposals (RFP) for the provision of 1100 MW of new renewable energy to seven utility subsidiaries of AEP, including Southwestern Electric, which serves east Texas. On March 2, 2010, we received written notification that our Leila Lake Project would not be considered in AEPSC’s evaluation process of wind projects capable of being on line by December 2011. We must now re-evaluate the timetable for the development and completion process for this project. We will likely shift our immediate focus and efforts to the development and completion of milestones relating to our other wind energy projects in Texas and Arizona.

Capital investment.  In order to fully implement the project, Leila Lakes Wind Facility LLC will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $80 million or more at build out.

Implementation.  We have initiated and/or completed work on items one through nine of our wind energy project development model. Work will begin as soon as practicable on the other items of our wind energy project development business model.

Snowflake  Wind Energy Facility LLC.  The Snowflake project is located in Navajo County, Arizona and has an estimated generating capacity of approximately 30 MW or more when completed. In connection with this project, Snowflake Wind Facility LLC, an Arizona limited liability company was formed, with Nacel being the sole managing member and 100% owner. The various aspects of the Snowflake project are summarized below.

Agreement and Land Rights. In July, 2009, we entered into a Wind Project Agreement covering 640 acres of land located in Navajo County, Arizona, which pertains to the development of our Snowflake  wind energy project.

Project summary.  Snowflake will be developed with total potential capacity at build out of 30 MW or more of electrical production. Each phase at Snowflake is expected to be approximately 10-15 MW and comprised of clusters of 5-10 wind turbines. The Company intends to complete the build-out of Snowflake over 24 to 48 months.

Recent Developments.  On January 27, 2010, Arizona Public Service Co. (APS) issued a formal solicitation for new wind power generated from utility scale facilities of between 15 and 100 megawatts, located entirely within the borders of Arizona.. APS requested that all bids be submitted by April 14, 2010.

Subsequent to March 31, 2010, on April 14, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to Arizona Public Service Co. (APS) for the supply of 19.5 megawatts of clean, renewable wind energy to be sourced from our  Snowflake wind project. A preliminary decision is expected to be announced by APS on or about June 4, 2010, regarding the utility’s request for proposals for the delivery of utility scale wind power.

Subsequent to March 31, 2010, on May 26, 2010, we received written notification from APS that our  Snowflake Project was not shortlisted among the projects which would be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution and regulatory approval.

Subsequent to March 31, 2010, on June 24, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to Arizona Public Service Co. (APS) for the supply of 15 megawatts of clean, renewable wind energy to be sourced from our  Snowflake wind project with a commercial operation date of December 31, 2012. A preliminary decision is expected to be announced by APS on or about August 26, 2010, regarding whether a bidder would be included on a short list or project to thereafter be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution.

Capital investment.  In order to fully implement the project, Snowflake Wind Facility LLC will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $60 million or more at build out.

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

Employees.

We have 2 full time equivalent employees including directors and part-time consultants.

Patents and Trademarks.

We have no trademarks or other proprietary rights registered with the U.S. Patent and Trademark Office.

Item 2:   Description of Property

We lease our office at 9375 E. Shea Blvd., Suite 100, Scottsdale, Arizona 85260 on a month to month, as needed basis. Our rent payment is approximately $100 per month. We believe that our current facilities are adequate for our operations as currently conducted and if additional facilities are required, that we could obtain them at commercially reasonable prices.

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

An Addendum to our standard Wind Power Agreement was entered into with three landowners involving approximately 1,070 acres of land located in Donley County, Texas, which property is included in our Leila Lakes wind project. Among the specific terms and provisions contained in the Addendum are the following:

·           We agreed to pay the owner’s reasonable attorney’s fees incurred in negotiation of the Agreement. If we fail to pay such attorney’s fees, the Agreement will be void and of no legal effect.

·           We agreed to pay all taxes attributable to wind systems on the subject property including, without limitation, any increase in real property taxes assessed as a result of installation or attributable to reclassification of the subject property. The parties agree to use commercially reasonable efforts to cause the assessor to issue separate parcel number for the wind systems and to cause the assessor to issue separate tax bills to both us and the property owner.

·           If there is a material default by us under the Agreement, the property owner may terminate the Agreement if we fail to cure the material default within sixty (60) days from time of notice or fails to initiate steps to cure such material default within sixty (60) days and thereafter diligently continue steps to cure until completion.

·           On termination, we agreed to return and surrender the subject Property to its owner and will remove all wind systems on the property within one year from date of termination. If we fail to remove wind systems within the time allowed, the owner may remove and sell such wind systems and we will reimburse the owner for costs of removal less salvage value recovered. If salvage value exceeds removal costs, the owner shall retain such excess.

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

	High	Low

Year Ended March 31, 2009
First Quarter	$4.96	$2.19
Second Quarter	2.88	0.46
Third Quarter	1.37	0.58
Fourth Quarter	2.05	0.85

Year Ended March 31, 2010
First Quarter	$1.37	$0.85
Second Quarter	1.53	1.10
Third Quarter	1.15	0.58
Fourth Quarter	0.72	0.29

The closing bid price on June 30, 2010 was $.12. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of June 30, 2010, we had 24 shareholders of record.  The majority of our shares are held in “street name” with broker-dealers and custodians on behalf of our shareholders.  Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

Dividend Policy

We have never paid a cash dividend on our common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company’s earnings, financial condition, and other factors.

Equity Compensation Plans.

For fiscal year ending March 31, 2010, there were no compensation plans under which equity securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities.

Nacel did not repurchase any shares of its common stock during the fiscal year ending March 31, 2010.

Item 6:               Selected Financial Data

We are not required to provide any selected financial data since we qualify as a “smaller reporting company.”

Item 7:               Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the fiscal year ended March 31, 2010, we incurred net losses of $(2,849,202) and have an accumulated deficit since inception of $(6,038,133). We currently have no revenues.  The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2011, perhaps longer, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the fiscal year ended March 31, 2010, we incurred net losses of $(2,849,202) and have an accumulated deficit since inception of $(6,038,133). We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2011, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine  supply relationships. Our $250,000 demand note payable is due and payable within 15 days after demand for payment is received, with demand for payment being at the discretion of the lender. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of March 31, 2010, we had current assets of $331,563 and working capital deficit of $(2,199,162). This compares to cash of $564,677 and working capital of $303,246 at March 31, 2009.  Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that operating expenses during each succeeding quarter will be, at a minimum, approximately $35,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

Additional Financings

We completed the following financings during the fiscal year ended at March 31, 2010.

Shareholder Line of Credit.  As of March 31, 2009, our $250,000 line of credit facility extended by Murray Fleming, a director, was fully borrowed, thereby leaving no additional funds available for future borrowing. However, on June 30, 2009, the line of credit was increased to $400,000 and then on September 29, 2009, the line of credit was increased to $442,143 and again on October 26, 2009 the line of credit was increased to $460,753.  The terms of the line of credit facility provides for simple interest of 8% per annum, to be paid upon the outstanding balance, payable on the first day of the month after each calendar quarter. As of March 31, 2010, we had borrowed the entire $460,753 under this credit facility, which currently leaves no additional funds available for future borrowing.

Demand Note. In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid in consecutive monthly installments of interest only commencing on July 1st, 2009.  Payment is due when the lender has provided the borrower with written notice of demand. The balance owing under this agreement will be paid within 15 days of any such notice of demand.  The loan is unsecured.

Senior Secured Convertible Note and Warrants.  On November 23, 2009, we entered into a Securities Purchase Agreement and thereafter other related agreements pursuant to which we agreed to issue a Senior Secured Convertible Note in the original principal amount of $900,000 (the “Note”) and common stock warrants (the “Warrants”) for an aggregate purchase price of $750,000 in a private placement (the “November Private Placement”) with a single institutional investor (the “Investor”). The November Private Placement closed on November 24, 2009. The principal purposes of the November Private Placement were to strength our cash position and to provide us with general working capital. The November Private Placement resulted in gross proceeds to us of $730,000, with $20,000 of initial proceeds use to pay legal costs of investor before placement agent fees and other expenses associated with the transaction.

The Note was payable in nine equal installments and matures on December 1, 2010. No interest accrues on the principal amount outstanding unless an event of default occurs in which event interest shall thereafter accrue at the rate of eighteen percent per annum. We may pay installments of principal in cash or, at our option, in shares of common stock.

We may pay each monthly installment in cash or, at our option, subject to satisfaction of customary equity conditions, in shares of our common stock., whereby the value of each share is equal to the lower of (a) the initial conversion price of $0.90 per share, or (b) 90% of the average of the volume weighted average prices of our common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date. In addition, at the option of the Investor holding the Note, all or any part of the principal amount outstanding under the Note is convertible at any time and from time to time into shares of our common stock at an initial conversion price of $0.90 per share. However, the conversion price may be reduced if we issue securities at a price per share less than the conversion price of the Notes then in effect.

The Warrants issued to the Investor in the November Private Placement included the following:

·           Series A Warrants, exercisable for a period of 5 years into an aggregate of 125% of the number of shares of common stock initially issuable upon conversion of the Note, with the Series A Warrant being exercisable into 1,250,000 shares immediately upon issuance.

·           Series B Warrants, exercisable beginning November 24, 2009 into 100% of the shares of  common stock initially issuable upon conversion of the Notes (initially 1,000,000 shares) and remaining exercisable for a period equal to the earlier of (a) 12 months after a registration statement covering the shares of our common stock issuable upon conversion or exercise (as the case may be) of the Note and Warrants is declared effective by the SEC, or (b) November 24, 2011; and

·           Series C Warrants,  exercisable for a period of 5 years beginning November 24, 2009, but only to the extent that the Series B Warrant are exercised and only in the same percentage that the Series B Warrants are exercised, up to a maximum percentage of 125% of the number of shares of our common stock initially issuable upon conversion of the Note (initially a maximum of 1,000,000 shares).

The initial exercise price of each Series A Warrant, Series B Warrant and Series C Warrant was the same as the initial conversion price under the Note ($0.90 per share). Like the conversion price of the Note, the exercise price of the Warrants is subject to a full-ratchet adjustment upon the occurrence of certain events, including our issuance of securities at a price per share less than the exercise price then in effect. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.

The Note and the Warrants have conversion features which result in them being recorded as derivative liabilities as described further in Note 10 to the consolidated financial statements for the year ended at March 31, 2010. As derivative liabilities, the existing uncertainties as to the ultimate amount of shares which could be required to issue is not known and may increase significantly. Accordingly, these uncertainties are reflected as obligations until they are resolved through conversion, exercise or expiration.

For further description of this transaction, the documents executed and delivered and other pertinent terms and provisions , see Nacel Energy’s Form 8-K dated November 23, 2009, as filed with the SEC on November 27, 2009.

Subsequent to March 31, 2010, on April 23, 2010, we entered into an Exchange Agreement which effectively amended and modified the terms of the Note and the Warrants held by the Investor. Under the terms of the Exchange Agreement, the Note was exchanged for a New Note and the Warrants were exchanged for New Warrants containing various changes and modifications in their respective terms and provisions.

The principal amount of the New Note is $935,000 consisting to the original principal amount of $900,000 plus an additional $35,000 in costs and expenses (including attorney’s fees) which we were obligated to reimburse under the original transaction documents and the negotiation and preparation of the Exchange Agreement and Exchange Documents (as defined in the Exchange Agreement).  The New Note provides for payment in seven equal installments of $133,571.42 beginning 21 trading days after the earlier of (a) May 24, 2010, or (b) the date a registration statement covering the shares of our common stock issuable upon conversion or exercise (as the case may be) of the New Note and New Warrants is declared effective by the SEC. Accordingly, the maturity date of the New Note will be no later than December 23, 2010.  No interest accrues on the principal amount outstanding unless an event of default occurs in which event interest shall thereafter accrue at the rate of eighteen percent per annum. We may pay installments of principal in cash or, at our option, in shares of common stock.. If we elect to pay the principal in shares of our common stock, the value of each share of common stock will be equal to the lower of (a) the new conversion price of $0.30 per share, or (b) 90% of the average of the volume weighted average prices of our common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date. In addition, at the option of the holder of  the Note, all or any part of the principal amount outstanding under the Note is convertible at any time and from time to time into shares of our common stock at the new  conversion price of $0.30 per share. However, the conversion price may be reduced if we issue securities at a price per share less than the conversion price of the Notes then in effect.

For further description of the Exchange Agreement, the documents executed and delivered and other pertinent terms and provisions , see Nacel Energy’s Form 8-K dated April 23, 2010, as filed with the SEC on April 27, 2010.

Additional Convertible Note.  On March 24, 2010, we executed and delivered, pursuant to a private placement with a single institutional investor, our $300,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery to us of a $300,000 Secured & Collateralized Promissory Note (the “Secured Note”).

The original principal amount of the Convertible Note is $300,000, and the Convertible Note provides for a 12% one-time interest charge. The Convertible Note has a maturity date of three (3) years from March 24, 2010 at which time all principal and accrued interest shall be due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note can only be converted to the extent payments have been received on the Secured Note. The subject conversion amount is converted into shares of our common stock based on a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion. However, we have the right to enforce a conversion floor of $0.65 per share. Thus, if the conversion price is less than $0.65 per share, the holder would incur a conversion loss which is satisfied by either (a) cash payment in an amount sufficient to pay the conversion loss (($0.65 per share less the conversion price) times the number of shares being converted), or (b) we may convert the conversion amount into shares at $0.65 per share and adding the conversion loss to the unpaid balance of the Convertible Note.

As of March 31, 2010, if the $50,000 Convertible Note were converted based on the terms above, the Company would incur a conversion loss of $33,308.  Accordingly, the amount of the potential conversion loss is recorded as a derivative liability in the consolidated balance sheet as of March 31, 2010, with the same amount included as a loss on derivatives in the consolidated statement of operations for the year ended March 31, 2010. The potential conversion loss associated with the Convertible Note will be re-measured at the end.

The Secured Note is a full recourse obligation of the investor to repay the original principal amount of $300,000 and includes a 13.6% one-time interest charge. The Secured Note has a maturity date of three (3) years from March 24, 2010 at which time all principal and accrued interest shall be due and payable in full. The Secured Note provides that the investor will plan to make, without obligation, monthly payments of $50,000 beginning at the date of execution of the Secured Note subject to conversions being honored as set forth under the Convertible Note and Rule 144 being available to remove restrictive legend from shares obtained in conversions such that the shares are freely tradeable. On March 24, 2010, the investor made a $50,000 payment.  Accordingly, the Convertible Note payable balance as of March 31, 2010 is $50,000, which includes the $300,000 outstanding Convertible Note balance, offset by the $250,000 outstanding Secured Note balance.

The investor granted the Company a security interest in specified collateral having a $300,000 value to secure payment and performance of its obligations under the Secured Note. The security interest in the collateral automatically terminates at the time the Secured Note is paid in full.

For further description of the Convertible Note and the Secured Note and other pertinent terms and provisions of this transaction, see Nacel Energy’s Form 8-K dated March 24, 2010, as filed with the SEC on March 30, 2010.

Results of Operations

Results of Operations for the year ended March 31, 2010 compared to March 31, 2009

We generated no revenues from our operations for the twelve months ended March 31, 2010 (“Fiscal 2009-10 Period”) and for the twelve months ended March 31, 2009 (“Fiscal 2008-9 Period”).

Our total operating expenses were $2,056,817 for the Fiscal 2009-10 Period compared to total operating expenses of $2,324,243 for the Fiscal 2008-9 Period. Our operating expenses for the Fiscal 2009-10 Period included $1,204,169 in wind project development expenses compared to $686,768 reported for the Fiscal 2008-9 Period and $839,444 in general and administrative expenses for the Fiscal 2009-10 period compared to $1,635,793 reported for the Fiscal 2008-9 Period.  Our general and administrative expenses included $308,750 in executive compensation for the Fiscal 2009-10 period compared to $1,018,000 reported for the Fiscal 2008-9 period; $42,771 in marketing expenses for the Fiscal 2009-10 period compared to $72,319 reported for the Fiscal 2008-9 Period and $465,456 in legal and professional fees for the Fiscal 2009-10 Period compared to $344,832 for the Fiscal 2008-9 Period.

Our net other expenses/income for the Fiscal 2009-10 Period were $792,385 compared to $9,286 reported for the Fiscal 2008-9 Period. Our other expenses included loss on derivative financial instruments of $299,635 for the Fiscal 2009-10 period compared to $0 for the Fiscal 2008-9 Period. Our other expenses also included interest expense of $492,750 for the for the Fiscal 2009-10 period compared to $13,236 for the Fiscal 2008-9 Period. Our other income for the Fiscal 2009-10 Period included interest income of $0 compared to interest income of $3,671 for the Fiscal 2008-9 Period.

Capital Structure and Resources.

We had total assets of $507,464 as of March 31, 2010, which consisted of cash of $57,763, prepaid expenses of $187,261, deferred financing costs of $86,539 and fixed assets net of depreciation of $175,901.

We had total liabilities of $2,530,725 as of March 31, 2010 consisting of accounts payable of $307,301, accounts payable – related party of $19,500, accrued interest payable of $3,333, a demand note payable of $250,000, a convertible note of $300,000, a line of credit extended by a director of $460,753, a convertible note (net of discount) of $341,611 and a derivative liability of $1,098,227.

At March 31, 2010 we had paid-in capital of $3,992,691.

We have had net losses since inception and had an accumulated deficit of $6,038,133 at March 31, 2010.

We had net cash used in operating activities of $1,770,057 for the year ended March 31, 2010.  We had a net loss of $2,849,202 including a non-cash item of $191,200 related to stock issued for services.

We had $22,610 in net cash used in investing activities for the year ended March 31, 2010, including $22,610 paid for fixed assets.

We had $1,285,753 in net cash provided by financing activities for the year ended March 31, 2010, including $210,753 from a line of credit extended by a director, $50,000 proceeds from a note receivable, $980,000 from proceeds on notes payable, $165,000 proceeds from sales of stock and paid $120,000 for financing costs.

We had no outstanding cash commitments as of March 31, 2010.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets	20

Consolidated Statements of Expenses	21

Consolidated Statements of Cash Flows	23

Consolidated Statements of Changes in Stockholders' Equity (Deficit)	22

Notes to the Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nacel Energy Corporation
(a development stage company)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Nacel Energy Corporation (“Nacel Energy”) as of March 31, 2010 and 2009 and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2010 and 2009 and for the period from February 7, 2006 (inception) through March 31, 2010. These financial statements are the responsibility of Nacel Energy. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nacel Energy as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended March 31, 2010 and 2009 and for the period from February 7, 2006 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, LLP
www.malone-bailey.com
Houston, Texas

July 14, 2010

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,
	2010	2009
ASSETS
Current Assets
Cash	$57,763	$564,677
Deposits	183,220	-
Prepaid expenses	4,041	-
Deferred financing costs	86,539	-
Total current assets	331,563	564,677
Property, plant and equipment, net of accumulated depreciation of $14,886 and $1,682 at March 31, 2010 and March 31, 2009, respectively	175,901	166,495
TOTAL ASSETS	$507,464	$731,172
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$307,301	$7,537
Accounts payable - related party	19,500	-
Accrued interest - related party	3,333	3,894
Notes payable	300,000	-
Shareholder line of credit	460,753	-
Convertible note, net of discount of $558,389	341,611	-
Derivative liabilities	1,098,227	-
Total current liabilities	2,530,725	11,431
Shareholder line of credit	-	250,000
Total liabilities	2,530,725	261,431
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 shares; issued 22,181,000 and 21,786,000 at March 31, 2010 and March 31, 2009, respectively	22,181	21,786
Additional paid-in capital	3,992,691	3,636,886
Deficit accumulated during the development stage	(6,038,133)	(3,188,931)
Total stockholders' equity (deficit)	(2,023,261)	469,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$507,464	$731,172

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
Years Ended March 31, 2010 and 2009 and For The Period
From February 7, 2006 (Inception) Through March 31, 2010

			February 7,
			2006
			(Inception)
			Through March
	2010	2009	31, 2010

General and administrative expenses	$839,444	$1,635,793	$2,830,604
Wind projects donated by related party	-	-	490,000
Wind project development costs	1,204,169	686,768	1,890,937
Depreciation	13,204	1,682	14,886
Net loss from operations	(2,056,817)	(2,324,243)	(5,226,427)

Other Income (Expenses)
Interest expense	(492,750)	(13,236)	(516,338)
Interest income	-	3,671	3,848
Other income	-	279	419
Loss on derivative financial instruments	(299,635)	-	(299,635)
Total other expense	(792,385)	(9,286)	(811,706)
Net loss	$(2,849,202)	$(2,333,529)	$(6,038,133)

Basic and diluted net loss per share	$(0.13)	$(0.11)	N/A

Basic and diluted weighted average common shares outstanding	21,988,096	21,628,466	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For The Period From February 7, 2006 (Inception) Through March 31, 2010

			Additional
	Common Stock		Paid in	Accumulated	Subscription	Comprehensive	Equity
	Shares	Par	Capital	Deficit	Receivable	Income (Loss)	(Deficit)
Balance at February 7, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Founders shares issued for reimbursement of expenses	11,000,000	11,000	(10,450)	-	-	-	550
Net Loss				(792)	-	-	(792)

Balance, March 31, 2006	11,000,000	11,000	(10,450)	(792)	-	-	(242)
Imputed Interest	-	-	1,025	-	-	-	1,025
Unrealized loss on marketable securities	-	-	-	-	-	(227)	(227)
Net Loss				(27,429)	-	-	(27,429)

Balance, March 31, 2007	11,000,000	11,000	(9,425)	(28,221)	-	(227)	(26,873)
Shares issued for cash	8,000,000	8,000	32,000	-	-	-	40,000
Shares issued for exercise of warrant	2,400,000	2,400	1,197,600	-	(690,373	-	509,627
Wind projects donated by related party	-	-	490,000	-	-	-	490,000
Imputed Interest	-	-	9,327	-	-	-	9,327
Unrealized gain on marketable securities	-	-	-	-	-	227	227
Net Loss	-	-	-	(827,181)	-	-	(827,181)

Balance, March 31, 2008	21,400,000	21,400	1,719,502	(855,402)	(690,373	-	195,127
Shares issued for cash	1,000,000	1,000	749,000	-	-	-	750,000
Shares issued for executive compensation	250,000	250	1,007,250	-	-	-	1,007,500
Shares issued for outside services	136,000	136	157,504	-	-	-	157,640
Imputed interest	-	-	2,630	-	-	-	2,630
Shares cancelled	(1,000,000	(1,000	1,000	-	-	-	-
Collection of subscription receivable	-	-	-	-	690,373	-	690,373
Net Loss	-	-	-	(2,333,529)	-	-	(2,333,529)

Balance, March 31, 2009	21,786,000	21,786	3,636,886	(3,188,931)	-	-	469,741
Shares issued for cash	220,000	220	164,780	-	-	-	165,000
Shares issued for outside services	175,000	175	191,025	-	-	-	191,200
Net Loss				(2,849,202)	-	-	(2,849,202)

Balance, March 31, 2010	22,181,000	$22,181	$3,992,691	$(6,038,133)	$-	$-	$2,023,261

Nacel Energy Corporation
(A Development Stage Corporation)
Consolidated Statements of Cash Flows
Years Ended March 31, 2010 and 2009 and For The Period
From February 7, 2006 (Inception) Through March 31, 2010

	2010	2009	February 7, (Inception) Through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,849,202)	$(2,333,529)	$(6,038,133)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,204	1,682	14,886
Amortization of debt discount and deferred financing costs	443,664	-	443,664
Stock for services	191,200	157,640	349,390
Wind projects donated by related party	-	-	490,000
Imputed interest	-	2,630	15,725
Stock issued for executive compensation	-	1,007,500	1,007,500
Derivative loss	299,635	-	299,635
Changes in:
Prepaid and other current assets	(4,041)	1,277	(4,041)
Deposits	(183,220)	-	(183,220)
Accounts payable	299,764	(71,123)	307,301
Accounts payable - related party	19,500	-	19,500
Accrued interest	(561)	6,637	3,333
Cash flows used in operating activities	(1,770,057)	(1,227,286)	(3,274,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(22,610)	(138,159)	(190,787)

Cash flows used in investing activities	(22,610)	(138,159)	(190,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	(120,000)	-	(120,000)
Proceeds from shareholder line of credit	210,753	109,182	458,010
Borrowings on debt	1,030,000	-	1,030,000
Proceeds from sale of common stock	165,000	750,000	955,000
Proceeds from exercise of warrant	-	690,373	1,200,000
Cash flows provided by financing activities	1,285,753	1,549,555	3,523,010

Net increase in cash	(506,914)	184,110	57,763
Cash, beginning of period	564,677	380,567	-
Cash, end of period	$57,763	$564,677	$57,763

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$42,218	$3,969	$46,187
Income taxes paid	-	-	-

NON-CASH TRANSACTIONS
Debt discount from derivative liabilities	730,000	-	730,000
Warrants issued for deferred financing costs	68,592	-	68,592

See accompanying summary of accounting policies and notes to consolidated financial statements

NACEL ENERGY CORPORATION
 (A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization & business.

i) Organization

We were incorporated in the State of Wyoming on February 7, 2006. On March 13th, 2006 we applied and subsequently received the approval of the Wyoming Secretary of State on March 31, 2006, to amend Article 5 of our Articles of Incorporation to authorize the issuance of an unlimited number of common and preferred shares without further application to the State as provided for under Wyoming law. Currently, our Board of Directors has authorized a total of 50 million common shares, of which 22,181,000 are issued and outstanding, and no preferred shares. We changed our name to Nacel Energy Corporation (“Nacel Energy”) from Zephyr Energy Corporation on April 3, 2007.

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

Basis of Presentation.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Derivative Financial Instruments

Nacel does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Nacel evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, Nacel uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Freestanding and Embedded derivatives	$—	$1,098,227	$—	$1,098,227

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

Consolidation.

The consolidated financial statements include the accounts of Nacel Energy and its wholly-owned subsidiaries, 0758817 BC Ltd., Blue Creek Wind Energy Facility, LLC, Channing Flats Wind Energy Facility, LLC, Swisher Wind Energy Facility, LLC, Hedley Pointe Wind Energy Facility, LLC. Leila Lakes Wind Energy Facility, LLC and Snowflake Wind Energy Facility, LLC.  Significant inter-company accounts and transactions have been eliminated.

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

Income taxes.

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes ” (“ASC 740”). As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Basic and diluted net loss per share.

The Company computes loss per share in accordance with ASC 260, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock Compensation.

Nacel Energy follows Financial Accounting Standard No. 123R (ASC 718), “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107 for financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. There were no compensatory options or warrant granted since inception through March 31, 2010.

Consolidation.

The consolidated financial statements include the accounts of Nacel Energy and its wholly-owned subsidiaries, 0758817 BC Ltd., Blue Creek Wind Energy Facility, LLC, Channing Flats Wind Energy Facility, LLC, Swisher Wind Energy Facility, LLC, Hedley Pointe Wind Energy Facility, LLC, Leila Lakes Wind Energy Facility LLC and Snowflake Wind Energy Facility, LLC. Significant inter-company accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $6.04 million.  In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – DEMAND NOTES PAYABLE

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% per annum to be paid monthly upon the outstanding balance.  The note is due on demand and is unsecured.

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

As of March 31, 2010, the $460,753 line of credit extended by the director was fully drawn upon, and no further amounts are available for borrowing unless the agreement is re-negotiated, of which there is no certainty.  There was a balance of accrued interest in the amount of $3,333 as of March 31, 2010.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Senior Secured Note – On November 24, 2009, Nacel entered into a definitive Securities Purchase Agreement for the issuance of a Senior Secured Convertible Note (the “Note”) and 3,500,000 Warrants in a private placement with a single institutional investor.  Proceeds from the Note were $730,000 with repayment amount of $900,000.  The Note has an original issue discount of $150,000.  $20,000 of the initial proceeds were used to pay legal costs for the investor.  In addition, Nacel paid an additional $25,000 in separate legal fees associated with the offering.  The legal fees were deferred and will be amortized until maturity to interest expense.

The note is payable over nine monthly installments and matures on December 1, 2010.  The repayment amount of $900,000 does not accrue interest unless an event of default occurs, in which case the interest rate shall be 18% per annum.  Subsequent to March 31, 2010, the terms of this note were modified.  See Note 12.

Nacel may pay each monthly installment in cash or, at its option, subject to the satisfaction of customary equity conditions, in shares of common stock.  The Note is convertible into shares of Nacel’s common stock at an initial conversion price of $0.90 per share.  The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below).  The fair value of the embedded conversion option was determined to be $374,228 at the inception of the note.  This fair value in conjunction with the fair value of the warrants issued with the note (See Note 9 below) resulted in a full discount to the note payable at inception.  As of March 31, 2010, $341,611 of the discount had been amortized.

In conjunction with the note payable, Nacel paid $75,000 and issued 83,333 warrants to a placement agent with a fair value of $68,950.   Both amounts were deferred and will be amortized until maturity to interest expense.  As of March 31, 2010, $102,053 of the amounts deferred (including legal fees mentioned above) had been amortized.

Additional Convertible Note – On March 24, 2010, we executed and delivered, pursuant to a private placement with a single institutional investor, our $300,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery to us of a $300,000 Secured & Collateralized Promissory Note (the “Secured Note”).

The original principal amount of the Convertible Note is $300,000, and the Convertible Note provides for a 12% one-time interest charge. The Convertible Note has a maturity date of three (3) years from March 24, 2010 at which time all principal and accrued interest shall be due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note can only be converted to the extent that payments have been received on the Secured Note. The subject conversion amount is converted into shares of our common stock based on a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion. However, we have the right to enforce a conversion floor of $0.65 per share. Thus, if the conversion price is less than $0.65 per share, the holder would incur a conversion loss which is satisfied by either (a) cash payment in an amount sufficient to pay the conversion loss (($0.65 per share less the conversion price) times the number of shares being converted), or (b) we may convert the conversion amount into shares at $0.65 per share and adding the conversion loss to the unpaid balance of the Convertible Note.

As of March 31, 2010, if the $50,000 Convertible Note were converted based on the terms above, the Company would incur a conversion loss of $33,308.  Accordingly, the amount of the potential conversion loss is recorded as a derivative liability in the consolidated balance sheet as of March 31, 2010, with the same amount included as a loss on derivatives in the consolidated statement of operations for the year ended March 31, 2010. The potential conversion loss associated with the Convertible Note will be re-measured at the end of each reporting period and the changes in the amount recorded through earnings.

The Secured Note is a full recourse obligation of $300,000 and includes a 13.6% one-time interest charge. The Secured Note has a maturity date of three (3) years from March 24, 2010 at which time all principal and accrued interest shall be due and payable in full. The Secured Note provides that the investor will plan to make, without obligation, monthly payments of $50,000 beginning at the date of execution of the Secured Note subject to conversions being honored as set forth under the Convertible Note and Rule 144 being available to remove restrictive legend from shares obtained in conversions such that the shares are freely tradeable. On March 24, 2010, the investor made a $50,000 payment.  Accordingly, the Convertible Note payable balance as of March 31, 2010 is $50,000, which includes the $300,000 outstanding Convertible Note balance, offset by the $250,000 outstanding Secured Note balance.

The investor granted the Company a security interest in a money market account having a $300,000 value to secure payment and performance of its obligations under the Secured Note. The security interest in the collateral automatically terminates at the time the Secured Note is paid in full.

NOTE 6 - COMMITMENTS

Nacel Energy’s principal office is located at 9375 E. Shea Blvd., Suite 100, Scottsdale, Ariziona 85260. The rent is approximately $100 per month in a month to month agreement.

NOTE 7 - INCOME TAXES

Nacel Energy uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Nacel Energy has incurred net losses since inception and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,465,000 as of March 31, 2010 and will expire in the years 2026 through 2030.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	March31, 2010	March 31, 2009
Statutory Tax Rate	34%	34%
Deferred Tax Asset	$1,465,000	$628,000
Valuation Allowance	$(1465,000)	$(628,000)

Net Deferred Tax Asset	$—	$—

The changes in the valuation allowance for the years ending March 31, 2010 and 2009 were $837,000 and $100,000, respectively.  The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 8 - EQUITY TRANSACTIONS

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

During the year ended March 31, 2010,  the Company issued 175,000 shares of restricted common stock to Renergix Wind LLC, our project development consultants, for services related to the achievement of a wind project development milestone as specified in our joint development agreement.  We expensed $191,200 during the period related to this stock issuance.

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

•	During the 12 months ended March 31, 2009 the following shares were issued under the Plan.
o	12,000 to Dr. Nedal Deeb
o	2,000 to Michael Williams, Esq.
o	1,000 to Roger Hoad
o	1,000 to Ben Lowther

•	The Company’s Stock Award Plan was terminated on March 31, 2009

NOTE 9 – WARRANTS

During the year, Nacel issued 3,500,000 warrants in relation to convertible notes and an additional 83,333 to the placement agent in the transaction (see Note 6 above).  The warrants are exercisable at $0.90 per share for 5 years.  The warrants granted contain reset provisions that can cause an adjustment to the exercise price if Nacel sells or issues an equity instrument at a price lower than the initial exercise price.  Due to this provision, the warrants qualify for derivative accounting under ASC 815-15 (See Note 7 below).

A summary of the options issued by us for the year ended March 31, 2010 as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2009	-	$-		$-
Granted	3,583,333	0.90	5.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding on March 31, 2010	3,583,333	$0.90	4.66	$-

NOTE 10 - DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" lays out a procedure to determine if an equity linked financial instrument (or embedded feature) is indexed to its own common stock. The ASC 815-15 is effective for fiscal years beginning after December 15, 2008.

Senior Secured Note - The embedded conversion option in Nacel’s $900,000 note described in Note 5 and the related warrants contain a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Nacel’s 3,583,333 outstanding warrants and the embedded conversion option in its convertible note were classified as derivative liabilities on November 24, 2009 as a result of this reset provision in accordance with ASC 815-15.  The fair value of these liabilities at inception of the instruments was $3,323,593.  Because the fair value of the instruments at inception exceeded the carrying amount of the note payable, a loss of $2,525,001 was recorded.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments. The fair value of these liabilities as of March 31, 2010 was $1,064,919.  The change in fair value from inception of the instruments through March 31, 2010 resulted in a gain of $2,258,674 resulting in a net derivative loss for the year ended March 31, 2010 of $266,327 from these instruments.

Nacel used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 84% - 152%; risk-free interest rates ranging from 0.06% - 2.69% and expected terms based on the contractual term.

Additional Convertible Note - As mentioned in Note 5, as of March 31, 2010, if the $50,000 Convertible Note were converted based on its terms, the Company would incur a conversion loss of $33,308.  Accordingly, the amount of the potential conversion loss is recorded as a derivative liability in the consolidated balance sheet as of March 31, 2010, with the same amount included as a loss on derivatives in the consolidated statement of operations for the year ended March 31, 2010. The potential conversion loss associated with the Convertible Note will be re-measured at the end of each reporting period and the changes in the amount recorded through earnings.

NOTE 11 – CONCENTRATIONS OF RISK

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation(“FDIC”).  Nacel Energy held cash in excess of FDIC insurance coverage at a financial institution as of March 31, 2010 and 2009 in the amount of $0 and $314,677, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Effective as of  April 23, 2010, Nacel entered into an Exchange Agreement which amended the Note and 3,500,000 Warrants held by an institutional investor. (See Note 6 above), Under the Exchange Agreement, the Note was exchanged for a new Senior Secured Convertible Note (the “New Note”) and the 3,500,000 Warrants were exchanged for 10,500,000 Warrants (“New Warrants”).

The principal amount of the New Note is $935,000 which is payable in seven equal installments of $133,571 beginning June 23, 2010 and matures on December 23, 2010.

Nacel may pay each monthly installment in cash or, at its option, subject to the satisfaction of customary equity conditions, in shares of common stock. The New Note is convertible into shares of Nacel’s common stock at an initial conversion price of $0.65 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. (See Note 10 above).

The New Warrants are exercisable at $0.65 per share for 5 years. The New Warrants contain reset provisions that can cause an adjustment to the exercise price if Nacel sells or issues an equity instrument at a lower price than the new exercise price. Due to this provision, the New Warrants qualify for derivative accounting under ASC 815-15. (See Note 10 above).

On April 25, 2010, Nacel issued 300,158 shares to Renergix as payment for accrued and deferred compensation of $90,047.50.

On April 25, 2010, Nacel issued 250,000 shares and 45,000 shares to former executive officers as payment for accrued and deferred compensation of $75,000 and $13,500, respectively.

On May 23, 2010, Nacel issued an aggregate of 462,569 shares to the institutional investor in connection with the pre-installment payment obligation under the New Note.

On June 23, 2010, Nacel issued an aggregate of 158,275 shares, which coupled with the earlier 462,569 shares issued on May 23, 2010, satisfied the initial monthly installment due on June 23, 2010. Also on June 23, 2010, Nacel issued an aggregate of 620,844 shares to the institutional investor in connection with the pre-installment payment obligation under the New Note.

On July 1, 2010, the due date of the director's line of credit was extended to April 1, 2011. There were no other changes to the terms of the agreement.

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

For the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, as of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purposes stated above

Management’s Report on Internal Control Over Financial Reporting

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

Our management, including our Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report, conducted an evaluation of the effectiveness of our internal control over financial reporting.  In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Based on this evaluation, as of March 31, 2010, our management concluded that the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

To address the issues associated with our material weaknesses as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, we made changes in our internal controls over financial reporting during the nine month period ending December 31, 2009. A financial consultant was engaged which allowed implementation of additional procedures for monitoring and review of work performed by our Chief Financial Officer and to mitigate the segregation of duty issue where the Chief Financial Officer is involved in drafting financial statements and cannot conduct an independent review. In addition, we hired a new Chief Financial Officer with more extensive public accounting and SEC experience.  We believe these remedial actions will result in proper segregation of duties and provide more checks and balances in our disclosure controls and procedures.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:	Other Information

There is no information required to be disclosed on Form 8-K during the fourth quarter of the year ended March 31, 2010 that has not been reported.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors serve until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

At March 31, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Paul Turner	Chief Executive Officer	45	July 15, 2009
Andre Schwegler	Chief Financial Officer	53	January 8, 2010
Murray Fleming	Director	47	February 6, 2006
Mark Schaftlein	Director	51	July 15, 2009

Subsequent to March 31, 2010, on April 23, 2010, the services of Paul Turner and Andre Schwegler as Chief Executive Officer and Chief Financial Officer, respectively, were terminated in accordance with separate Termination Agreements between us and each executive officer. For more information concerning these terminations, see our Form 8-K dated April 23, 2010, as filed with the SEC on April 27, 2010.

Subsequent to March 31, 2010, on April 23, 2010, Mark Schaftlein became our Chief Executive Officer and Chief Financial Officer.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Paul Turner, CEO and Director;  Dr. Turner is a principal of Renergix Wind LLC., an entity which, effective as of January 1, 2009, has provided consulting services for and on behalf of the Company.  Since August 2008, Dr. Turner has assisted in the implementation of the Company’s wind power development strategies.  From 2001 to 2006, Dr. Turner was Managing Director of People’s Energy Resources Corp (PERC), an affiliate of Peoples Energy of Chicago, IL.  While at PERC, Dr. Turner was responsible for the development of electric power generation facilities and  asset acquisitions.  Prior to his career with PERC, Dr. Turner was a founding principal of Cornerstone Energy Advisors, a boutique mergers and acquisition firm which provided strategic and financial advice on over $2 billion in acquisitions and divestitures of natural gas, oil and coal-fired electric generating facilities.  Also, from 1999 to 2000, Dr. Turner served as an Assistant Professor of Economics at New Mexico State University and was a consultant to the New Mexico Attorney General concerning the deregulation of electrical markets.  Mr. Turner earned his B.Sc. in electrical engineering (power concentration) from the University of Illinois in 1987, his M.Sc.  in electrical engineering (Electric Utility Management Program) from New Mexico State University in 1991 and his Ph.D. in economics (environmental and regulatory concentration) in 1997, from the University of Wyoming.

Andre Schwegler, CFO;  Since 2003, Andre Schwegler has been a managing director and licensed securities representative of TerraNova Capital Partners, Inc. and its wholly-owned subsidiary, European American Equities, Inc., a broker-dealer which, effective as of June 15, 2009, has provided investment banking services to the Company.  Mr. Schwegler earned his Bachelor of Science in Business and Engineering from the Clarkson University in 1978.

Murray Fleming, Director;  Mr. Fleming joined Nacel Energy on February 6, 2006 and is currently a Director. From February 2005 to present, he has been a principal of Before the Bell Publishing LLC, an organization which provides investor relations services. From May 2005 to July 2005, he was president and chief executive officer of Iguana Ventures an exploration stage company engaged in the acquisition and exploration of resource properties. In 1986, he earned a Bachelor of Arts degree in Economics & Environmental Studies from the University of Victoria.

Mark Schaftlein, Director;   Mark Schaftlein, earlier in 2009 prior to his appointment as an executive officer, served in an advisory capacity to the Company, focusing upon improving our management, financial and corporate structure.  Mr. Schaftlein was our Chief Financial Officer from July 15, 2009 until his resignation on January 10, 2010, at which time he was appointed a director.  On April 23, 2010, Mr. Schaftlein was appointed the President and Chief Financial Officer.  Mr. Schaftlein is the founder and Chief Executive Officer of Capital Consulting, Inc., an advisory firm which for the past 8 years has assisted smaller public companies in the areas of capital sourcing, debt restructuring and business strategy. In addition to NACEL Energy, Mr. Schaftlein has also previously served in officer and director capacities with other public companies including Far East Energy Corporation, SP Holdings (later Organic to Go) and Ortec International.  From 1982 to 2000, Mr. Schaftlein held a number of management positions in the banking industry, initially with Citicorp through 1992, then Fleet Financial, National Lending Center and Westmark Group Holdings from 1995 to 2000.  During his tenure at Westmark, Mr. Schaftlein served as CEO and helped it achieve $100M in corporate financing. Mr. Schaftlein earned a degree in Business Administration from Western Kentucky University in 1980.

Family Relationships

There are no family relationships between any director or officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following legal proceedings during the past ten years: (a)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (d) any finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated.

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

Changes to Nominating Process.

Given our small size and the small size of our Board, we do not currently have a Nominating Committee and no formal procedures have been established concerning the selection and nomination of directors. The Board will evaluate potential candidates to serve as a director by considering a candidate’s background and accomplishments, skills, expertise, character and to insure that the board reflects a range of talents, ages, skills, diversity and expertise. The Board seeks to maintain a diverse membership, but there is no separate policy on diversity. The Board is open to receiving recommendations from shareholders as to potential candidates it might consider.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2010, all filing requirements applicable to officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics.

Due to our small size and efforts to establish our business, we have not yet adopted a Code of Ethics which applies to executive officers and employees, including our Chief Executive Officer and Chief Financial Officer. However, the Board does intend to adopt a Code of Ethics in the ensuing months which will be disclosed in a Current Report on Form 8-K. Once adopted, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Nacel Energy, Inc., 9375 E. Shea Blvd., Suite 100, Scottsdale, Arizona 85260.

Item 11:	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or accrued to our Chief Executive Officers, former President and Chief Financial Officer for fiscal 2010 and 2009. No other director, officer or employee received annual compensation that exceeded $100,000.

			Stock	Non-Equity		All
Name and	Fiscal	Salary	Awards	Incentive Plan		Other	Total
Principal Position	Year	($)	($)	Compensation		Compensation	($)
			(1)(2)			(3)
Paul Turner(4)	2010	$125,000	$0		$0	$0	$125,000
Chief Executive Officer	2009	$0	$0		$0	$0	$0

Brian Lavery	2010	$60,000	$0		$0	$0	$60,000
Chief Executive Officer	2009	$0	$0		$0	$0	$0

Daniel Leach	2010	$0	$0				0
President	2009		$1,007,500				1,007,500

Mark Schaftlein(5)	2010	$64,750	$0		$0	$0	$64,750
President and Chief Financial Officer	2009	$10,500	$0		$0	$0	$10,500

Murray Fleming	2010	$27,500	$0	$	―	$ ―	$27,500
Chief Financial Officer	2009	$0	0				0

Andre Schwegler(6)	2010	$31,500	$	$		$	$31,500
Chief Financial Officer		$	$	$		$	$

(1)	The amount shown for each executive officer is the fair value of the stock awards issued during fiscal 2010 and fiscal 2009.

(2)
As noted in the above table, during fiscal year 2009, we issued 250,000 shares of restricted common stock to Daniel Leach, our former CEO, as compensation. These shares were recorded at their fair value of $1,007,500.

(3)
During fiscal year 2009, we issued a total of 16,000 shares to four (4) persons pursuant to the terms of our Stock Award Plan. For further information concerning the Stock Award Plan, see Note 9 – Equity Transactions – Equity Compensation Plan Information.”

(4)
The amounts shown for Mr. Turner represent amounts paid to him for services rendered as a Nacel executive officer. In addition to the indicated amount, there is $75,000 in accrued compensation due and owing for fiscal year 2010.

(5)
The amounts shown for Mr. Schaftlein represent amounts paid to him for services rendered as a Nacel executive officer. In addition to the indicated amounts, there are $23,500 in accrued compensation due and owing for fiscal year 2010.

(6)
The amounts shown for Mr. Schwegler represent amounts paid to him for  services rendered as a Nacel executive officer. In addition to the indicated amount, there is $13,500 in accrued compensation due and owing for fiscal year 2010.

Employment/Consulting Agreements

Except as indicated below, we have not entered into any employment agreement or consulting agreements with our directors and executive officers.

Effective as of July 15, 2009, we entered into an Employment Agreement with Paul Turner, as Chief Executive Officer, which is for a term which expires on July 1, 2012 unless terminated sooner. As compensation, Dr. Turner received a base salary of $25,000 per month together with fringe benefits and other perquisites offered by us including public holidays and 14 days of paid vacation per 12 month period, which vacation benefit does not accrue or extend into subsequent periods and no right exits to receive payment for any unused vacation time.  The Employment Agreement contains various other provisions which includes, without limitation, confidentiality, non-solicitation and non-compete provisions, provisions applicable to termination of employment (with and without cause) and other miscellaneous provisions.

Effective as of July 15, 2009, we entered into an Employment Agreement with Mark Schaftlein, as Chief Financial Officer, which is for a term which expires on July 1, 2012 unless terminated sooner. As compensation, Mr. Schaftlein received a base salary of $10,000 per month until March 31, 2010 and thereafter until the end of the term in the amount of $12,500 per month.  In addition, Mr. Schaftlein receives fringe benefits and other perquisites offered by us including public holidays and 14 days of paid vacation per 12 month period, which vacation benefit does not accrue or extend into subsequent periods and no right exits to receive payment for any unused vacation time.  The Employment Agreement contains various other provisions which includes, without limitation, confidentiality, non-solicitation and non-compete provisions, and other miscellaneous provisions.

Effective as of January 8, 2010, the Employment Agreement between the Company and Mark Schaftlein was modified and amended in connection with his appointment as a member of the Board of Directors and his resignation as our  Chief Financial Officer. Mr. Schaftlein’s base salary was  reduced to $7,500 per month effective as of November 1, 2009, subject to review and potential adjustment at the end of each year. Except for the foregoing, no  other terms of the Employment Agreement were modified or amended.  In connection with the reduced $7,500 monthly salary, $3,500 was paid monthly and the other $4,000 was accrued for subsequent payment. As of March 31, 2010, a total of $23,500 in accrued salary was due to Mr. Schaftlein.

Effective as of January 8, 2010, we entered into an Employment Agreement with Andre Schwegler, as Chief Financial Officer, which is for a term which expires on December 31, 2013 unless terminated sooner. As compensation, Mr. Schwegler received a base salary of $10,000 per month until November 30, 2010 and thereafter until the end of the term in the amount of $12,500 per month.  Mr. Schwegler is entitled to receive bonus compensation consisting of (a) $5,000 per MW installed on each of our wind energy projects, due and payable 5 days after completion of construction on such wind project, and (b) an amount equal to 25 basis points on equity amounts raised by, or loan or other indebtedness amounts received by us, due and payable 5 days after our receipt of the subject equity or debt proceeds. In addition, Mr. Schwegler received fringe benefits and other perquisites offered by us including public holidays and 14 days of paid vacation and 14 days of unpaid vacation per 12 month period, which vacation benefit does not accrue or extend into subsequent periods and no right exits to receive payment for any unused vacation time.  The Employment Agreement contains various other provisions which includes, without limitation, confidentiality, non-solicitation and non-compete provisions, provisions applicable to termination of employment (with and without cause) and other miscellaneous provisions.

Subsequent to March 31, 2010, effective as of April 22, 2010, we entered into separate Termination Agreements with Paul Turner, President, and Andre Schwegler, Chief Financial Officer, whereby each person’s employment as an officer of the Company was terminated, with such termination being without cause under terms of their respective Employment Agreement.

Under the terms of his Termination Agreement, the accrued and deferred compensation amounts due to Mr. Turner totaling $75,000 for the period from October 1, 2009 through March 31, 2010 was paid to him through the issuance of 250,000 shares of our common stock based on a value of $0.30 per share.

Under the terms of his Termination Agreement, the accrued and deferred compensation amounts due to Mr. Schwegler totaling $13,500 for the period from October 1, 2009 through March 31, 2010 was paid to him through the issuance by the Company of 45,000 shares of the Company’s common stock based on a value of $0.30 per share.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our executive officers except for our Stock Award Plan which expired on March 31, 2010.

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

During the 12 months ended March 31, 2010, no directors received special remuneration.

Item 12:	Security Ownership of Certain Beneficial Owners and Management

As of July 7, 2010, there were 24,017,846 shares of our common stock issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2010 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (1)
Brian Lavery (2) 9375 E. Shea Blvd., Suite 100 Scottsdale, Arizona 85260	6,650,000	27.7%

Murray Fleming (3) 9375 E. Shea Blvd., Suite 100 Scottsdale, Arizona 85260	1,000,000	4.2%

Mark Schaftlein (4) 9375 E. Shea Blvd. Suite 100 Scottsdale, Arizona 85260	80,000	0.3%

Directors and Executive Officers as a Group (2 persons))(3)(4)	1,080,000	4.5%

(1)	Based on 24,071,846 shares of common stock issued and outstanding as of July 7, 2010.

(2)	All 6,650,000 shares are owned directly by Mr. Lavery.

(3)	All 1,000,000 shares are owned directly by Mr. Fleming

(4)	All 80,000 shares are owned directly by Mr. Schaftlein

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

On January 7, 2009, Murray Fleming, an officer, director and principal shareholder, entered into a stock purchase agreement with Darby Investments LLC, a personal holding company of our former CEO, Daniel Leach, for the exchange of 1,000,000 shares of Mr. Fleming’s personal holdings of Nacel Energy common stock in return for the organization and delivery of four development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. The scope of organization and delivery included a survey of regional characteristics including topography, power market, transmission and permitting, the opening of discussions with local power authorities, securing the wind development rights related to the projects, the sourcing of anemometers to be located at the project sites and the sourcing and implementation of software to manage the collection of the data.  On March 13, 2009, we acquired these four wind power generation projects in a non-arms length transaction with Mr. Fleming for $1. In addition, we acquired the wind data. The acquisition of the projects and the wind data is recorded in our consolidated statement of expenses as wind project development costs of $490,000.

At inception, Nacel Energy entered into an agreement with Murray Fleming, an officer, director and principal shareholder, whereby Mr. Fleming provided us an unsecured, no-interest $250,000 line of credit repayable at an unspecified future date. As of March 31, 2009, our $250,000 line of credit facility extended by Murray Fleming was fully borrowed, thereby leaving no additional funds available for future borrowing. However, on June 30, 2009, the line of credit was increased to $400,000 and then on September 29, 2009, the line of credit was increased to $442,143 and again on October 26, 2009 the line of credit was increased to $460,753.  The terms of the line of credit facility provides for simple interest of 8% per annum, to be paid upon the outstanding balance, payable on the first day of the month after each calendar quarter. As of March 31, 2010, the $460,753 line of credit extended by the Mr. Fleming was fully drawn upon, and no further amounts are available for borrowing unless the loan agreement is re-negotiated, of which there are no assurances. Total interest on the line of credit for the fiscal year ended March 31, 2010 was $26,648, of which $23,315 was paid and $3,333 was accrued.

On January 6, 2009, we cancelled a total of 1,000,000 shares of common stock owned by Brian Lavery, an officer, director and principal shareholder, with such cancellation being made without any consideration being received by Mr. Lavery. The cancellation of these shares, as requested by Mr. Lavery, to avoid dilution of shareholders in the private placement of 1,000,000 shares of our common stock on December 23, 2009.

Item 14: Principal Accountant Fees and Services

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm in each of the last two fiscal years.

	Years Ended
	March 31,
	2010	2009

Audit fees (1)	$25,000	$20,000
Audit-related fees (2)	2,000	—
Tax fees (3)	2,500	—
All other fees (4)	—	—

Total	$29,500	$20,000

(1)	Reflects fees billed for the audit of the Company’s consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

(2)	Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3)	Reflects fees billed for tax compliance, tax advice and preparation of the Company’s federal tax return.

(4)	Reflects fees, if any, for other products or professional services not related to the audit of the Company’s consolidated financial statements and review of its quarterly reports, or for tax services.

Pre-Approval Policies and Procedures

The Board of Directors, acting as its audit committee, approves all audit, audit-related services, tax services and other services provided. Any services provided that are not specifically included within the scope of the audit must be pre-approved by the Board of Directors in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In fiscal 2010, none of the fees paid to Malone and Bailey were approved pursuant to the de minimus exception.

PART IV

Item 15:             Exhibits, Financial Statement Schedules

(a)      List of documents filed as part of this Report:

         None

(b)      Exhibits:

         The following exhibits listed are filed as part of this Report:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

Exhibit No.	Description
3(i).1	Articles of Incorporation (1).
3(i).2	Amended Articles of Incorporation (1).
3(ii).1	Bylaws (1).
4.1	Senior Secured Convertible Note dated November 24, 2009 (2).
4.2	Form of Series A Warrant (2)
4.3	Form of Series B Warrant (2)
4.4	Form of Series C Warrant (2)
4.5	Senior Secured Convertible Note dated April 23, 2010 (7)
4.6	New Series A Warrant (7)
4.7	New Series B Warrant (7)
4.8	New Series C Warrant (7)

10.1	Wind Power Agreement (Oglesby Farm)(3)
10.2	Joint Development Agreement, dated February 1, 2009, between Renergix Wind LLC and NACEL Energy Corporation (4)
10.3	Wind Power Agreements (Swisher Farm and Dalluge) (4)
10.4	Wind Power Agreements (Naylor and Lewis) (4)
10.5	Wind Power Agreement (Leathers) (5)
10.6	Wind Power Agreement (Shields) (5)
10.7	Wind Power Agreement (Owens) (5)
10.8	Wind Power Agreement (Cox) (5)
10.9	Wind Power Agreement and Addendum (White) (5)
10.10	Wind Power Agreement and Addendum (Wade) (5)
10.11	Wind Power Agreement and Addendum (Holland Family Trust) (5)
10.12	Wind Power Agreement (Langley Ranches)(5)
10.13	Securities Purchase Agreement dated November 23, 2009 between NACEL Energy Corporation and the institutional investor (2)
10.14	Registration Rights Agreement dated November 24, 2009 (2)
10.15	Security Agreement dated November 24, 2009(2)
10.16	Guaranty dated November 24, 2009 (2)
10.17	Termination and Settlement Agreement (Renergix Wind LLC)(7)
10.18	Termination Agreement (Paul Turner) (7)
10.19	Termination Agreement (Andre Schwegler) (7)
21.1	Subsidiaries of Registrant (6)
31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer) *
32.1	Certificate Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)*

(1)   Previously filed as exhibits to Registrant’s Form SB-2 filed on May 11, 2007 and incorporated herein by reference.

(2)   Previously filed as exhibits to Registrant’s Form 8-K filed on November 24, 2009 and incorporated herein by reference.

(3)   Previously filed as exhibit to Registrant’s Form 10-Q filed on February 17, 2009 and incorporated herein by reference.

(4)   Previously filed as exhibits to Registrant’s Form 10-K filed on June 26, 2009 and incorporated herein by reference.

(5)   Previously filed as exhibits to Registrant’s Form 10-Q/A filed on December 31, 2009 and incorporated herein by reference.

(6)   Previously filed as exhibits to Registrant’s Form S-1 Registration Statement filed on January 4, 2009 and incorporated herein by reference.

(7)   Previously filed as exhibits to Registrant’s Form 8-K filed on April 27, 2010 and incorporated herein by reference.

*     Exhibit filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities they occupied at the end of the fiscal year covered by this report, thereunto duly authorized.

NACEL ENERGY CORPORATION

/s/ Mark Schaftlein
Principal Executive Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities they occupied at the end of the fiscal year covered by this report and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murray Fleming	Director	July 14 , 2010
/s/ Mark Schaftlein	Director	July 14 , 2010