Form 10-Q
period 2010-06-30
NACEL ENERGY CORP
filed 2010-08-20
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-053150

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
Yes ☐ No ☑

Shares of common stock outstanding on August 18, 2009: 25,645,724

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2010	2010
ASSETS
Current Assets
Cash	$200,578	$57,763
Deposits	-	183,220
Prepaid expenses	4,041	4,041
Deferred financing costs	-	86,539
Total current assets	204,619	331,563
Property, plant and equipment, net of accumulated depreciation of $17,995 and
14,886 at June 30, 2010 and March 31, 2010, respectively.	172,792	175,901
TOTAL ASSETS	$377,411	$507,464
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$101,054	$307,301
Accounts payable - related party	19,500	19,500
Accrued interest - related party	3,129	3,333
Notes payable	450,000	300,000
Shareholder line of credit	460,753	460,753
Convertilbe note, net of discount of $576,686, and $558,389 at
June 30, 2010 and March 31, 2010, respectively	150,990	341,611
Derivative liabilities	1,026,564	1,098,227
Total current liabilities	2,211,990	2,530,725
Stockholders' equity
Common stock of $.001 par value. Authorized 50,000,000 shares;
issued 24,017,846 and 22,181,000 at June 30, 2010 and March 31, 2010, respectively	24,018	22,181
Additional paid-in capital	4,376,726	3,992,691
Deficit accumulated during the development stage	(6,235,323)	(6,038,133)
Total stockholders' equity (deficit)	(1,834,579)	(2,023,261)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$377,411	$507,464

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
( A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Three months ended June 30, 2010 and 2009 and the period
from February 7, 2006 (Inception) through June 30, 2010

			Inception
	Three Months Ended June 30,		through
	2010	2009	June 30, 2010

General and administrative expenses	$115,776	$198,372	$2,946,380
Wind projects donated by related party	-	-	490,000
Wind project development costs	30,994	287,661	1,921,931
Depreciation	3,109	4,082	17,995
Net loss from operations	149,879	490,115	5,376,306

Other (income) expense
Interest expense	554,296	3,535	1,070,634
Interest income	-	-	(3,848)
Other income	-	-	(419)
Loss on debt extinguishment	1,815,327	-	1,815,327
Gain on derivative financial instruments	(2,322,312)	-	(2,022,677)
Total other (income) expense	47,311	3,535	859,017
Net loss	$(197,190)	$(493,650)	$(6,235,323)

Basic and diluted net loss per share	$(0.01)	$(0.02)	N/A

Basic and diluted weighted average common shares outstanding	22,555,058	21,793,747	N/A

 See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Three months ended June 30, 2010 and 2009 and the period
from February 7, 2006 (Inception) through June 30, 2010

			Inception
	Three Months Ended June 30,		through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,190)	$(493,650)	$(6,235,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,109	4,082	17,995
Amortization of debt discount and deferred financing costs	538,564	-	982,228
Stock for services	-	18,300	349,390
Wind projects donated by related party	-	-	490,000
Imputed interest	-	-	15,725
Stock issued for executive compensation	-	-	1,007,500
Loss on extinguishment of debt	1,815,327	-	1,815,327
Gain on derivatives	(2,322,312)	-	(2,022,677)
Changes in:
Prepaids and other current assets	-	(64,943)	(4,041)
Deposits	183,220	-	-
Accounts payable	(27,700)	14,646	279,601
Accounts payable - related party	-	-	19,500
Accrued interest	(203)	(3,894)	3,130
Net Cash Used in Operating Activities	(7,185)	(525,459)	(3,281,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(190,787)
Net Cash Used in Investing Activities	-	-	(190,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	-	-	(120,000)
Proceeds from shareholder line of credit	-	-	458,010
Borrowings on debt	150,000	150,000	1,180,000
Proceeds from sale of common stock	-	-	955,000
Proceeds from exercise of warrant	-	-	1,200,000
Net cash Provided by Financing Activities	150,000	150,000	3,673,010

NET CHANGE IN CASH	142,815	(375,459)	200,578

CASH AT BEGINNING OF PERIOD	57,763	564,677	-

CASH AT END OF PERIOD	$200,578	$189,218	$200,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$15,935	$7,429	$62,122
Income taxes	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt discount from derivative liabilities	935,000	-	1,665,000
Warrants issued for deferred financing costs	-	-	68,592
Shares issued accounts payable	178,548	-	178,548
Shares issued for notes payable	207,324	-	207,324

See accompanying notes to consolidated financial statements

NACEL ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2010, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$1,026,564	—	$1,026,564

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

Reclassifications.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $6.24 million.  In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On November 24, 2009, Nacel entered into a definitive Securities Purchase Agreement for the issuance of a Senior Secured Convertible Note (the “Note”) and 3,500,000 Warrants in a private placement with a single institutional investor (the “Investor”).  Proceeds from the Note were $730,000 with repayment amount of $900,000.  The Note has an original issue discount of $150,000.  $20,000 of the initial proceeds was used to pay legal costs for the investor.  In addition, Nacel paid an additional $25,000 in separate legal fees associated with the offering.  The legal fees were deferred and will be amortized until maturity to interest expense.

On April 23, 2010, Nacel entered into an Exchange Agreement whereby the Note was exchanged for a new Senior Secured Convertible Note (the “2010 Convertible Note”) and original Warrants were exchanged for New Warrants containing various changes and modifications. The principal amount of the 2010 Convertible Note is $935,000 consisting of the $900,000 original principal plus an additional $35,000 of costs and expenses which Nacel is obligated to reimburse the Investor. The 2010 Convertible Note  is payable in  seven equal  monthly installments of $133,571 beginning on June 23, 2010 and matures on December 23, 2010.  No interest  accrues  unless an event of default occurs, in which case the interest rate shall be 18% per annum.  Nacel may pay each monthly installment in cash or, at its option, subject to the satisfaction of customary equity conditions, in shares of common stock.  The Note is convertible into shares of Nacel’s common stock at current  conversion price of $0.30 per share, reduced from the initial conversion price of $0.90 per share.

Nacel also modified the outstanding warrants issued with the original note.  Nacel increased the original warrant amount from 3,500,000 to 7,500,000 and reduced the exercise price from $0.90 to $0.30 per share.  In addition, Nacel issued an additional 3,000,000 warrants with an exercise price of $0.30 that are exercisable for one year from the modification date.

Nacel evaluated the extension event under ASC 470-60. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt,  the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $1,815,327 which is recorded as a loss on debt extinguishment in the consolidated statement of operations for the three months ended June 30, 2010.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 6 below).  This fair value in conjunction with the fair value of the warrants issued with the new note resulted in a full discount to the note payable at the modification date.  As of June 30, 2010, $385,314 of the discount had been amortized to interest expense.

During the three months ended June 30, 2010, Nacel made principal payments in shares of common stock in accordance with the terms of the agreement.  A total of 1,241,688 shares of common stock were issued for payment of $207,324 of principal.

NOTE 4 - EQUITY TRANSACTIONS

During the quarter ending June 30, 2010, 595,158 shares were issued for services performed in the prior period (included in accounts payable as of March 31, 2010) valued at $178,548.

Additionally, during the quarter ending June 30, 2010,  1,241,688 shares were issued for debt payments valued $207,324.  (see Note 3)

NOTE 5 – WARRANTS

During the quarter, in conjunction with the note modification above (see Note 3), Nacel issued new warrants to an investor, which are exercisable for a period of 5 years for up to 7,500,000 shares of Nacel’s commons stock, with a modified exercise price of $0.30, reduced from the initial exercise price of $0.90.  Nacel also issued additional warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.30 until the 1 year anniversary of the effective date of the registration statement filed by Nacel.

The warrants all contain reset provisions that can cause an adjustment to the exercise price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the warrants qualify for derivative accounting under ASC 815-15 (See Note 6 below).

A summary of the warrants for the three months ended June 30, 2010 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2010	3,583,333	$0.90	4.92	$-
Granted	10,500,000	0.30	3.86	-
Exercised	-	-	-	-
Exchanged	(3,500,000)	0.90	-	-
Expired	-	-	-	-

Outstanding on June 30, 2010	10,583,333	$0.30	3.68	$-

NOTE 6 - DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:
ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" lays out a procedure to determine if an equity linked financial instrument (or embedded feature) is indexed to its own common stock.

Senior Secured Note - The embedded conversion option in Nacel’s $935,000 note described in Note 3 and the related warrants described in Note 5 contain a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Nacel replaced 3,500,000 warrants by issuing 10,500,000 new warrants as a result of debt restructuring.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the three months ended June 30, 2010:

Derivative liabilities at March 31, 2010	$1,098,227
Change in fair value of embedded conversion option and warrants prior to modification	206,516
Extinguishment of derivative liabilities due to note modification	(1,246,700)
Addition of new derivative liabilities after note modification	3,497,349
Change in fair value of embedded conversion option and warrants after modification	(2,653,470)
Change in fair value of unmodified derivative liabilities existing at March 31, 2010	124,642
Derivative liabilities at June 30, 2010	$1,026,564

The following table summarizes the derivative gain for the three months June 30, 2010:

Change in fair value of embedded conversion option and warrants prior to modification	$206,516
Change in fair value of embedded conversion option and warrants after modification	(2,653,470)
Change in fair value of unmodified derivative liabilities existing at March 31, 2010	124,642
Gain on derivative liabilities	$(2,322,312)

Nacel used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 102% - 306%; risk-free interest rates ranging from 0.32% - 1.79% and expected terms based on the contractual term.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010, Nacel issued 1,627,878 shares of common stock for payment of notes payable described in Note 3.

On July 27, 2010, Nacel modified the note described in Note 3.  Under the terms of the Second Exchange Agreement, the 2010 Convertible Note was exchanged for a new Senior Secured Convertible Note (the “New Note”) whereby the only change was to increase to 9.9% the beneficial ownership limitation of Company shares which can be owned by the investor

 Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

History

Nacel Energy Corporation is a Wyoming corporation incorporated on February 7, 2006, with our principal executive office located at 9375 E. Shea Blvd., Suite 100, Scottsdale, Arizona 85260. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 40 MW range. We have not ruled out the possibility of larger projects including internationally.
.
Current Operations

As of June 30, 2010, we had six (6) separate wind energy projects having 185 MW, or more, of total potential generating capacity located on acreage in the Panhandle area of Texas and in Arizona. The status of each of our development stage wind energy projects was described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Commission. We are also actively engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will not be until at least late December 2012, perhaps longer, before any of our projects may become operational, and will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

During the three month period ending June 30, 2010, the following activities have occurred with respect to our six (6) wind power generations projects:

·           In April, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to Arizona Public Service Co. (APS) for the supply of 19.5 megawatts of clean, renewable energy to be sourced from our Snowflake wind project. For further information, see our Current Report on Form 8-K dated April 14, 2010, as amended by Form 8-K/A, each filed with the Commission.

·           In late May, 2010, we received notification from APS that our Snowflake Project was not shortlisted amount the projects which would be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution and regulatory approval.  For further information, see our Current Report on Form 8-K dated May 26, 2010, filed with the Commission.

·           In late June, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to APS for the supply of 15 megawatts of clean, renewable energy to be sourced from our Snowflake wind project with a commercial operation date of December 31, 2012. A preliminary decision is expected to be announced by APS in late August, 2010 regarding whether a bidder would be included on a short list of projects to thereafter be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution. For further information, see our Current Report on Form 8-K dated June 24, 2010, filed with the Commission

·           We are engaged in completing necessary procedures to allow the filing of additional applications for interconnection with other public utilities with respect to a couple of our other wind power projects.

·           We are continuing to monitor wind data being generated at all wind power project sites and to develop wind energy studies which may be necessary for our respect wind power projects.

In addition to the foregoing, we also assess our wind power project development business regularly with regard to the need for capital equipment. During the first three months of the period ending June 30, 2010, we acquired no additional capital equipment.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended June 30, 2010, we incurred net losses of $197,190 and have an accumulated deficit since inception of $6,235,323. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December, 2012, perhaps longer, and will require the expenditure of substantial additional capital, obtaining construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended June 30, 2010, we incurred net losses of $197,190 and have an accumulated deficit since inception of $6,235,323. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December 2010, perhaps longer, and will require the expenditure of substantial additional capital obtaining construction and project debt financing and establishing turbine supply relationships.  In addition, our shareholder line of credit in the amount of $460,753 is due and payable on April 1, 2011, unless we are able to obtain a further extension. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of June 30, 2010, we had cash of $200,578 and working capital deficit of $(2,007,371). This compares to cash of $57,763 and working capital deficit of  $(2,199,162) at March 31, 2010. Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $40,000. This amount does not include any capital requirements for our wind energy projects. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

As of June 30, 2010, we had borrowed the entire $460,753 under an original $250,000 shareholder line of credit, which was amended in late June, 2009 to, among other things, increase the amount which could be borrowed from $250,000 up to $400,000. The credit line was further amended in late June, 2009 to increase the amount which could be borrowed up to $442,143, and was amended again in late September, 2009 when the credit line was increased up to $460,753 The first payment under the amended credit line is due on October 1. 2009. The unpaid principal amount and all accrued interest are due and payable in full on April 1, 2011. . As of June 30, 2010, we had borrowed the entire $460,753 under this credit facility, which again leaves no additional amounts available for future borrowing. There are no assurances that the shareholder will agree to further extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged, this could have a material impact on the future liquidity of the Company and its future operations.

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid in consecutive monthly installments of interest only commencing on July 1, 2009 and continuing on the first of each following month until the lender has provided the borrower with written notice of demand and the balance owing under this agreement will be paid within 15 days of any such notice of demand.  The loan is unsecured. This loan is included in notes payable in the consolidated balance sheets as of June 30, 2010 and March 31, 2010.

Recent Financings

As of the fiscal year ended at March 31, 2010, we completed various financings. For further description and details of these financings, see our Annual Report on Form 10-K dated March 31, 2010, as filed on July 14, 2010 with the SEC.

During the quarter ending June 30, 2010, we did not enter into any additional financings. However, we did modify and amend an existing, principal financing as further described below.

Senior Secured Convertible Note and Warrants.  On April 23, 2010, we entered into an Exchange Agreement which effectively amended and modified the terms of the Senior Secured Convertible Note in the original principal amount of $900,000 (the “Note”) issued to a single institutional investor (the “Investor”) and common stock warrants (the “Warrants”) issued to the Investor. Under the terms of the Exchange Agreement, the Note was exchanged for a new Note and the Warrants were exchanged for New Warrants containing various changes and modifications in their respective terms and provisions.

The principal amount of the New Note is $935,000 (the “2010 Convertible Note”) consisting to the original principal amount of $900,000 plus an additional $35,000 in costs and expenses (including attorney’s fees) which we were obligated to reimburse under the original transaction documents and the negotiation and preparation of the Exchange Agreement and Exchange Documents (as defined in the Exchange Agreement).  The 2010 Convertible Note provides for payment in seven equal installments of $133,571 beginning 21 trading days after the earlier of (a) May 24, 2010, or (b) the date a registration statement covering the shares of our common stock issuable upon conversion or exercise (as the case may be) of the 2010 Convertible Note and New Warrants is declared effective by the SEC. Accordingly, the maturity date of the 2010 Convertible Note will be no later than December 23, 2010.  No interest accrues on the principal amount outstanding unless an event of default occurs in which event interest shall thereafter accrue at the rate of eighteen percent per annum. We may pay installments of principal in cash or, at our option, in shares of common stock.  If we elect to pay the principal in shares of our common stock, the value of each share of common stock will be equal to the lower of (a) the new conversion price of $0.30 per share, or (b) 90% of the average of the volume weighted average prices of our common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date. In addition, at the option of the holder of the 2010 Convertible Note, all or any part of the principal amount outstanding under the 2010 Convertible Note is convertible at any time and from time to time into shares of our common stock at the new conversion price of $0.30 per share. However, the conversion price may be reduced if we issue securities at a price per share less than the conversion price of the 2010 Convertible Note then in effect.

The 2010 Convertible Note and the New Warrants have conversion features which result in them being recorded as derivative liabilities as described further in Note 6 to the consolidated financial statements for the year ended at March 31, 2010. As derivative liabilities, the existing uncertainties as to the ultimate amount of shares which could be required to issue are not known and may increase significantly. Accordingly, these uncertainties are reflected as obligations until they are resolved through conversion, exercise or expiration

For further description of the Exchange Agreement, the documents executed and delivered and other pertinent terms and provisions, see our Form 8-K dated April 23, 2010, as filed with the SEC on April 27, 2010.

Subsequent to June 30, 2010, on July 27, 2010, we entered into a definitive Exchange Agreement (the “Second Exchange Agreement”) with the Investor pursuant to which the 2010 Convertible Note was exchanged for a new Senior Secured Convertible Note (the “New Note”) whereby the only changes were to increase to 9.9% the beneficial ownership limitation of our shares which can be owned by the investor and further acknowledged and agreed that the current unpaid principal balance due on the New Note is $667,857, that the dates on which Installment Amounts are due are August 23, 2010, September 23, 2010, October 23, 2010 and November 23, 2010 and that the Maturity Date of the New Note is December 23, 2010.

Except as noted above, all of the other terms and provisions of the New Note remain the same as set forth in the 2010 Convertible Note. In addition, there were no changes or modifications made to any of the provisions of the Registration Rights Agreement or the Warrants.

For further description of the Second Exchange Agreement, the documents executed and delivered and other pertinent terms and provisions , see our Form 8-K dated July 27, 2010, as filed with the SEC on July 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Overview. We have yet to generate any revenues from our operations. The net loss for the three months ended June 30, 2010 (“2010 Period”) was $197,190 compared to a net loss of $493,650 for the three months ended June 30, 2009 (“2009 Period”), a decrease of $296,460.

Revenues. We generated no revenues from our operations for the three months ended June 30, 2010 or for the three months ended June 30, 2009. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.  .

Expenses.  Our operating expenses were $149,879 for the 2010 Period compared to operating expenses of $490,115  for the 2009 Period, a decrease of $340,236. This decrease in operating expenses is primarily attributable to an $82,596 decrease in general and administrative expense, a $256,667 decrease in wind project development costs, and a decrease in depreciation of $973  for the 2010 Period as compared to the 2009 Period.

Our net other expenses/income for the 2010 Period were $47,311 as compared to $3,535 for the 2009 Period. Our other expenses included a gain on derivative financial instruments of $2,322,312 as compared to $0 in the 2009 Period, a loss on debt extinguishment of $1,815,327 for the 2010 Period as compared to $0 in the 2009 Period and interest expense of $554,296 for the 2010 Period as compared to $3,535 for the 2009 Period.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purpose of insuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective for the purposes stated above due to material errors in the recording of a debt extinguishment transaction. The consolidated financial statements in this report have been adjusted to include these changes. Management is working on plans to improve the processes that govern the recording of these transactions. We believe these plans when finalized will enable us to avoid these types of errors in the future.

Changes in Internal Control Over Financial Reporting

We continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

On April 25, 2010, we issued 250,000 shares and 45,000 shares to former executive officers as payment of accrued and deferred compensation of $75,000 and $13,500, respectively. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that each former executive officer is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the subject shares of common stock included a restrictive legend that there are restricted.

On April 25, 2010, we issued a total of 300,158 shares to the two principals of Renergix Wind LLC, our former project development consultant, as payment for accrued and deferred compensation of $90,047.25.  In connection with such issuance, a total of 25,079 shares were issued to a former executive officer, being one of the principals of Renergix Wind LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that each of the principals of Renergix Wind LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificate issued for the subject shares of common stock included a restrictive legend that there are restricted.

On May 23, 2010, we exercised our right to pay the first Installment Amount due on June 23, 2010 under the 2010 Convertible Note with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 462,569 shares to the Investor in connection with the pre-installment payment obligation under the 2010 Convertible Note. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On June 23, 2010, we issued 158,275 shares, which coupled with the earlier 462,569 shares issued on May 23, 2010, satisfied the first Installment Amount due on June 23, 2010. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On June 23, 2010, we also exercised our right to pay the second Installment Amount due on July 23, 2010 under the 2010 Convertible Note with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 620,844 shares of our common stock to the Investor in satisfaction of the pre-installment payment obligation under the 2010 Convertible Note. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

 Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, President, Principal Executive Officer and Principal Accounting Officer)

32.1
Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, President, Principal Executive Officer and Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer and Principal Accounting Officer
Date:	August 19, 2010