Form 10-Q
period 2010-09-30
NACEL ENERGY CORP
filed 2010-11-22
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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
Yes  ☐ No  ☑

Shares of common stock outstanding on November 19, 2010: 36,475,722

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash	$184,410	$57,763
Deposits	-	183,220
Prepaid expenses	-	4,041
Deferred financing costs	-	86,539
Total current assets	184,410	331,563

TOTAL ASSETS	169,683	175,901
LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,093	$507,464

Accounts payable	$97,117	$307,301
Accounts payable - related party	19,500	19,500
Accrued interest	2,092
Accrued interest - related party	-	3,333
Shareholder line of credit	460,753	460,753
Note payable	250,000	250,000
Convertible notes, net of discount of $464,212, and $558,389 at
September 30, 2010 and March 31, 2010, repsectively	127,557	391,611
Derivative liabilities	841,161	1,098,227
Total current liabilities	1,798,180	2,530,725
Total liabilities	1,798,180	2,530,725

Common stock of $.001 par value. Authorized 50,000,000 shares; issued
29,801,988 and 22,181,000 at September 30, 2010 and March 31, 2010	29,802	22,181
Additional paid-in capital	4,836,848	3,992,691
Deficit accumulated during the development stage	(6,310,737)	(6,038,133)
Total stockholders' equity	(1,444,087)	(2,023,261)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,093	$507,464

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
( A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Three months and six months ended September 30, 2010 and 2009 and the period from February 7, 2006 (Inception) through September 30, 2010

	Three Months Ended September 30,		Six Months Ended September 30,		Inception through September 30,
	2010	2009	2010	2009	2010

General and administrative expenses	$97,285	$284,262	$213,061	$482,634	3,043,665
Wind projects donated by related party	-	-	-	-	490,000
Wind project development costs	32,425	357,739	63,420	645,400	1,954,357
Depreciation	3,109	3,054	6,218	7,136	21,104
Net loss from operations	(132,819)	(645,055)	(282,699)	(1,135,170)	(5,509,126)

Other income (expense)
Interest expense	(412,491)	(14,367)	(966,787)	(17,902)	(1,483,125)
Interest income	-	-	-	-	3,848
Other income	-	-	-	-	419
Gain on debt extinguishment	312,231	-	(1,503,096)	-	(1,503,096)
Gain on derivative financial instruments	157,666	-	2,479,978	-	2,180,343
Total other (income) expense	57,406	(14,367)	10,095	(17,902)	(801,611)
Net loss	$(75,413)	$(659,422)	$(272,604)	$(1,153,072)	$(6,310,737)

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.05)	N/A

Basic and diluted weighted average common shares outstanding	26,231,408	21,877,087	24,403,278	21,835,645	N/A

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Six months ended September 30, 2010 and 2009 and the period
from February 7, 2006 (Inception) through September 30, 2010

			Inception
	Six Months Ended September 30,		through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(272,604)	$(1,153,072)	$(6,310,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,218	7,136	21,104
Amoortization of debt discount and deferred financing costs	935,531	-	1,379,195
Stock for services	-	144,300	349,390
Wind projects donated by related party	-	-	490,000
Imputed interest	-	-	15,725
Stock issued for executive compensation	-	-	1,007,500
Loss on extinguishment of debt	1,503,096	-	1,503,096
Derivative gain	(2,479,978)	-	(2,180,343)
Changes in:
Prepaids and other current assets	4,041		-
Deposits	183,220		-
Accounts payable	(31,636)	67,902	275,665
Accounts payable - related party	-		19,500
Accrued interest	(1,241)	10,473	2,092
Net Cash Used in Operating Activities	(153,353)	(923,261)	(3,427,813)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(22,610)	(190,787)
Net Cash Used in Investing Activities	-	(22,610)	(190,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	-	-	(120,000)
Proceeds from shareholder line of credit	-	192,143	458,010
Borrowings on debt	280,000	250,000	1,310,000
Proceeds from sale of common stock	-	165,000	955,000
Proceeds from exercise of warrant	-	-	1,200,000
Net cash Provided by Financing Activities	280,000	607,143	3,803,010

NET INCREASE IN CASH	126,647	(338,728)	184,410
CASH AT BEGINNING OF PERIOD	57,763	564,677	-
CASH AT END OF PERIOD	$184,410	$225,949	$184,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$32,496	$7,429	$78,683
Income taxes	-	-	-
NON-CASH TRANSACTIONS
Debt discount from derivative liabilities	1,219,494	-	1,949,494
Warrants issued for deferred financing costs	-	-	68,592
Shares issued for settlement of accounts payable	178,548	-	178,548
Shares issued for payment and conversion of notes payable	673,231	-	673,231

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	—	$841,161	$841,161

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 and 3 fair value methodologies. The observable data includes the quoted market prices and estimated volatility factors.

Reclassifications.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $6.31 million.  In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Senior Secured Note

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

On April 23, 2010, Nacel entered into an Exchange Agreement whereby the Note was exchanged for a new Senior Secured Convertible Note (the “2010 Convertible Note”) and original Warrants were exchanged for New Warrants containing various changes and modifications. The principal amount of the 2010 Convertible Note is $935,000 consisting of the $900,000 original principal plus an additional $35,000 of costs and expenses which Nacel is obligated to reimburse the Investor. The 2010 Convertible Note is payable in  seven equal  monthly installments of $133,571 beginning on September 23, 2010 and matures on December 23, 2010.  No interest  accrues  unless an event of default occurs, in which case the interest rate shall be 18% per annum.  Nacel may pay each monthly installment in cash or, at its option, subject to the satisfaction of customary equity conditions, in shares of common stock.  The Note is convertible into shares of Nacel’s common stock at the lower of $0.30 per share or 90% of the 20-day variable weighted average price per share, reduced from the initial conversion price of $0.90 per share.

On July 27, 2010, Nacel modified the note.  Under the terms of the Second Exchange Agreement, the 2010 Convertible Note was exchanged for a new Senior Secured Convertible Note (the “New Note”) whereby the only change was to increase to 9.9% the beneficial ownership limitation of Company shares which can be owned by the investor.

Nacel also modified the outstanding warrants issued with the original note.  Nacel increased the original warrant amount from 3,500,000 to 7,500,000 and reduced the exercise price from $0.90 to $0.30 per share.  In addition, Nacel issued an additional 3,000,000 warrants with an exercise price of $0.30 that are exercisable for one year from the modification date.

Nacel evaluated the extension event under ASC 470-60. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt,  the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $1,815,327 which is recorded as a loss on debt extinguishment in the consolidated statement of operations for the nine months ended September 30, 2010.

The embedded conversion option does not contain an explicit limit on the number of shares to be issued upon conversion.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 6 below).  This fair value in conjunction with the fair value of the warrants issued with the new note resulted in a full discount to the note payable at the modification date.  As of September 30, 2010, $718,212 of the new discount had been amortized to interest expense.  In addition, from April 1, 2010 through the date of the debt extinguishment noted above, $180,249 of debt discount and deferred financing costs were amortized to interest expense that had been previously recorded as during the year ended March 31, 2010.

During the six months ended September 30, 2010, Nacel made principal payments in shares of common stock in accordance with the terms of the agreement.  A total of 6,525,830 shares of common stock were issued for payment of $630,231 of principal.

Additional Convertible Notes.

March 24, 2010 $300,000 Convertible Note

On March 24, 2010, Nacel entered into an agreement for a $300,000 convertible note that is secured by a $300,000 note receivable.  For more information on these notes, see Nacel’s 10-K for the year ended March 31, 2010.  During the six months ended September 30, 2010, Nacel received advances of $250,000 toward the note receivable, resulting in a full balance of $300,000 owed under the convertible note.  In addition, Nacel received $5,000 in interest payments on the note receivable.   Interest payments under both agreements directly offset, and therefore the $5,000 is also included in the convertible note balance as it is also convertible.  Previously, $50,000 had been advanced as of March 31, 2010.   During the six months ended September 30, 2010 Nacel converted $43,000 of the convertible note balance  into 500,000 shares of Nacel common stock.  The conversion option of this note was modified on September 26, 2010.  See below.

May 6, 2010 $600,000 Convertible Note

On May 6, 2010, Nacel  executed and delivered, pursuant to a private placement with a single institutional investor, a $600,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery of a $500,000 Secured & Collateralized Promissory Note (the “Secured Note”) to the Company.

The original principal amount of the Convertible Note is $600,000, and the Convertible Note provides for a 12% one-time interest charge. The Convertible Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note is convertible by the holder, at its election, at any time to the extent of funds advanced on the Secured Note. The subject conversion amount is converted into shares of Nacel’s common stock based on a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion. However, the Company has the right to enforce a conversion floor of $0.65 per share. Thus, if the conversion price is less than $0.65 per share, the holder would incur a conversion loss which is satisfied by either (a) cash payment by the Company in an amount sufficient to pay the conversion loss (($0.65 per share less the conversion price) times the number of shares being converted), or (b) the Company may convert the conversion amount into shares at $0.65 per share and adding the conversion loss to the unpaid balance of the Convertible Note.

The Secured Note is for $500,000 with a 14.4% one-time interest charge. The Secured Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. The Secured Note is secured by an investment asset account with a value of $500,000.  On May 18, 2010, the investor made a $30,000 payment on the Secured Note.   The Convertible Note payable balance for this note as of September 30, 2010 in the consolidated balance sheet is $25,000,  which is the amount for which payment can be demanded or that can be converted into common stock of Nacel in accordance with the agreement.

During the six months ended September 30, 2010, Nacel did not make any principal payment in shares of common stock in accordance with the terms of the agreement on our May 18, 2010 $600,000 Convertible Promissory Note.  The conversion option of this note was modified on September 26, 2010.  See below.

Note Modifications

On September 26, 2010, the noteholders and Nacel agreed to modify the terms of their convertible notes.  As mentioned above, the agreements have a $0.65 conversion floor with a provision for a conversion loss to be paid upon conversion equal to any difference between the floor and the calculated price in the agreement.  As of September 26, 2010,  both parties agreed to remove the conversion loss provision and allow the noteholders to convert principal and accrued interest at the same price that the Senior Secured Noteholder converts (see above).

Nacel evaluated the modification event under ASC 470-60. Because Nacel is not experiencing financial difficulties, the transaction was not accounted for as troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt,  the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $312,231  which is recorded as a gain on debt extinguishment in the consolidated statement of operations for the nine months ended September 30, 2010.

The modified embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  The fair value of the embedded conversion option was determined to be $284,494 on the date of extinguishment and this amount was recorded as a discount to the note.  As of September 30, 2010, $37,070 of the new discount had been amortized to interest expense due to the conversion of $43,000 mentioned above.

NOTE 4 - EQUITY TRANSACTIONS

During the six months ending September 30, 2010, 595,158 shares were issued for services performed in the prior period (included in accounts payable as of March 31, 2010) valued at $178,548.

Additionally, during the six months ending September 30, 2010, 7,025,830 shares were issued for debt payments and conversions of  $673,231.  (see Note 3)

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

A summary of the warrants for the six months ended September 30, 2010 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2010	3,583,333	$0.90	4.15	$-
Granted	10,500,000	0.30	3.42	-
Exercised	-	-	-	-
Exchanged	(3,500,000)	0.90	-	-
Expired	-	-	-	-

Outstanding on September 30, 2010	10,583,333	$0.30	3.43	$-

NOTE 6 - DERIVATIVE LIABILITIES

Senior Secured Note - The embedded conversion option in Nacel’s $935,000 note described in Note 3 does not contain an explicit limit on the number of shares to be issued upon settlement.  The related warrants described in Note 5 contain a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  These provisions result in these instruments being classified as liabilities under ASC 815-15 (“Derivatives and Hedging”).  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Additional Convertible Notes - As mentioned in Note 3, as of September 26, 2010, the modified embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.

The following table summarizes the change in derivative liabilities for the three months ended September 30, 2010:

Derivative liabilities at March 31, 2010	$1,098,227
Extinguishment of derivative liabilities due to note modifications	(1,558,931)
Addition of new derivative liabilities after note modifications	3,781,843
Change in fair value of embedded conversion option and warrants durng the period	(2,479,978)
Derivative liabilities at September 30, 2010	$841,161

Nacel used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 166% - 315%; risk-free interest rates ranging from 0.19% - 1.27% and expected terms based on the contractual term.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2010, Nacel received advances of $30,000 as payment of interest on the $300,000 note receivable described in Note 3.  Interest payments under the convertible note and note receivable agreements directly offset, and therefore the $30,000 is also included in the convertible note balance as it is also convertible.

Subsequent to September 30, 2010, Nacel issued 2,875,357 shares of common stock as payment on the Senior Secured Note described in Note 3 and issued an additional 3,798,377 shares of common stock for conversion of $291,718 of principal and accrued interest on the $300,000 Convertible Promissory Note (dated March 24, 2010) described in Note 3.

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
.
Current Operations

As of September 30, 2010, we had six (6) separate wind energy projects having 185 MW, or more, of total potential generating capacity located on acreage in the Panhandle area of Texas and in Arizona. The status of each of our development stage wind energy projects was described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Commission. We are also actively engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will not be until at least late December 2012, perhaps longer, before any of our projects may become operational, and will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

During the six month period ending September 30, 2010, the following activities have occurred with respect to our six (6) wind power generations projects:

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

            In late May, 2010, we received notification from APS that our Snowflake Project was not shortlisted among the projects which would be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution and regulatory approval.  For further information, see our Current Report on Form 8-K dated May 26, 2010, filed with the Commission.

            In late June, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to APS for the supply of 15 megawatts of clean, renewable energy to be sourced from our Snowflake wind project with a commercial operation date of December 31, 2012. A preliminary decision is expected to be announced by APS in late August, 2010 regarding whether a bidder would be included on a short list of projects to thereafter be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution. For further information, see our Current Report on Form 8-K dated June 24, 2010, filed with the Commission

            In mid September, 2010, we received notification from APS that our Snowflake Project was not shortlisted among the projects which would be considered in APS’s detailed evaluation process of wind projects which might thereafter result in selection for final negotiation and possible contract execution and regulatory approval.  For further information, see our Current Report on Form 8-K dated September 15, 2010, filed with the Commission

            We are engaged in completing necessary procedures to allow the filing of additional applications for interconnection with other public utilities with respect to a couple of our other wind power projects.

            We are continuing to monitor wind data being generated at all wind power project sites and to develop wind energy studies which may be necessary for our respect wind power projects.

In addition to the foregoing, we also assess our wind power project development business regularly with regard to the need for capital equipment. During the first six months of the period ending September 30, 2010, we acquired no additional capital equipment.

In addition to activities undertaken with respect to our wind power generation projects, we also entered into a letter of intent with Hurricane Screens & Security, Inc. to acquire 48% of its outstanding common stock. It was contemplated that the letter of intent would be replaced with a definitive and binding Stock Purchase Agreement which contains due diligence requirements and satisfaction of certain conditions prior to any closing. Due to continuing due diligence items, no definitive and binding Stock Purchase Agreement had been executed and entered into at September 30, 2010. For further information, see the Company’s Form 8-K filed with the Commission on September 17, 2010.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the six months ended September 30, 2010, we incurred net losses of $272,604 and have an accumulated deficit since inception of $6,310,737. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December, 2012, perhaps longer, and will require the expenditure of substantial additional capital, obtaining construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the six months ended September 30, 2010, we incurred net losses of $272,604 and have an accumulated deficit since inception of $6,310,737. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December 2010, perhaps longer, and will require the expenditure of substantial additional capital obtaining construction and project debt financing and establishing turbine supply relationships.  In addition, our shareholder line of credit in the amount of $460,753 is due and payable on April 1, 2011, unless we are able to obtain a further extension. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of September 30, 2010, we had cash of $184,410 and working capital deficit of $(1,613,771). This compares to cash of $57,763 and working capital deficit of $(2,199,162) at March 31, 2010. Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $40,000. This amount does not include any capital requirements for our wind energy projects. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

As of September 30, 2010, we had borrowed the entire $460,753 under an original $250,000 shareholder line of credit, which was amended in late September, 2009 to, among other things, increase the amount which could be borrowed from $250,000 up to $400,000. The credit line was further amended in late September, 2009 to increase the amount which could be borrowed up to $442,143, and was amended again in late September, 2009 when the credit line was increased up to $460,753.  The unpaid principal amount and all accrued interest are due and payable in full on April 1, 2011.  As of September 30, 2010, we had borrowed the entire $460,753 under this credit facility, which again leaves no additional amounts available for future borrowing. There are no assurances that the shareholder will agree to further extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged, this could have a material impact on the future liquidity of the Company and its future operations.

In July 2009, Nacel executed a new loan with a lender in the amount of $250,000, which provides for simple interest of 10% to be paid in consecutive monthly installments of interest only commencing on July 1, 2009 and continuing on the first of each following month until the lender has provided the borrower with written notice of demand and the balance owing under this agreement will be paid within 15 days of any such notice of demand.  The loan is unsecured. This loan is included in notes payable in the consolidated balance sheets as of September 30, 2010 and March 31, 2010.

Recent Financings

As of the fiscal year ended at March 31, 2010, we completed various financings. For further description and details of these financings, see our Annual Report on Form 10-K dated March 31, 2010, as filed on July 14, 2010 with the SEC.

During the six months ending September 30, 2010, we did not enter into any additional financings except as more fully described in Part II, Item 5, below. However, we did modify and amend an existing, principal financing as further described below.

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

On July 27, 2010, we entered into a definitive Exchange Agreement (the “Second Exchange Agreement”) with the Investor pursuant to which the 2010 Convertible Note was exchanged for a new Senior Secured Convertible Note (the “New Note”) whereby the only changes were to increase to 9.9% the beneficial ownership limitation of our shares which can be owned by the investor and further acknowledged and agreed that the current unpaid principal balance due on the New Note is $267,143, that the dates on which Installment Amounts are due are October 23, 2010 and November 23, 2010 and that the Maturity Date of the New Note is December 23, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Overview. We have yet to generate any revenues from our operations. The net loss for the three months ended September 30, 2010 (“2010 Period”) was $75,413 compared to a net loss of $659,422 for the three months ended September 30, 2009 (“2009 Period”), a decrease of $584,009.

Revenues . We generated no revenues from our operations for the three months ended September 30, 2010 or for the three months ended September 30, 2009. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.

Expenses.   Our operating expenses were $132,819 for the 2010 Period compared to operating expenses of $645,055 for the 2009 Period, a decrease of $512,236. This decrease in operating expenses is primarily attributable to a $186,977 decrease in general and administrative expense, and a $325,314 decrease in wind project development costs for the 2010 Period as compared to the 2009 Period.

Our net other expenses/income for the 2010 Period were $57,406 as compared to ($14,367) for the 2009 Period. Our other expenses included a gain on derivative financial instruments of $157,666 as compared to $0 in the 2009 Period, a gain on debt extinguishment of $312,231 for the 2010 Period as compared to $0 in the 2009 Period and interest expense of $412,491 for the 2010 Period as compared to $14,367 for the 2009 Period.

Six Months Ended September 30, 2010 compared to the Six Months Ended September 30, 2009

Overview. We have yet to generate any revenues from our operations. The net loss for the six months ended September 30, 2010 (“2010 Period”) was $272,604 compared to a net loss of $1,153,072 for the six months ended September 30, 2009 (“2009 Period”), a decrease of $880,468.

Revenues . We generated no revenues from our operations for the six months ended September 30, 2010 or for the six months ended September 30, 2009. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.  .

Expenses.   Our operating expenses were $282,700 for the 2010 Period compared to operating expenses of $1,135,170 for the 2009 Period, a decrease of $852,470. This decrease in operating expenses is primarily attributable to a $269,572 decrease in general and administrative expense, a $581,980 decrease in wind project development costs, and a $918 decrease in depreciation for the 2010 Period as compared to the 2009 Period.

Our net other expenses/income for the 2010 Period were $10,095 as compared to ($17,902) for the 2009 Period. Our other expenses included a gain on derivative financial instruments of $2,479,978 as compared to $0 in the 2009 Period, a loss on debt extinguishment of $1,503,096 for the 2010 Period as compared to $0 in the 2009 Period and interest expense of $966,787 for the 2010 Period as compared to $17,902 for the 2009 Period.

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

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective for the purposes stated above due to material errors in the recording of a payment under secured and collateralized notes issued to the Company.  The consolidated financial statements in this report have been adjusted to include necessary changes related to the subject payment. Management is working on plans to improve the processes that govern the recording of these payments and other related transactions. We believe these plans, when finalized, will enable us to avoid these types of errors in the future.

Changes in Internal Control Over Financial Reporting

We continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

On July 23, 2010, we issued 503,497 shares, which coupled with the earlier 620,844 shares issued on June 23, 2010, satisfied the second Installment Amount due on June 23, 2010. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On July 23, 2010, we also exercised our right to pay the third Installment Amount due on August 23, 2010 under the New Note (as described in Note 3 to the financial statements)  with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 1,124,381 shares of our common stock to the Investor in satisfaction of the pre-installment payment obligation under the New Note. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On August 23, 2010, we issued 521,722 shares, which coupled with the earlier 1,124,381 shares issued on July 23, 2010, satisfied the third Installment Amount due on July 23, 2010. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On August 23, 2010, we also exercised our right to pay the fourth Installment Amount due on August 23, 2010 under the New Note with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 1,646,103 shares of our common stock to the Investor in satisfaction of the pre-installment payment obligation under the New Note. These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On September 23, 2010, we satisfied the fourth Installment Amount due on August 23, 2010 based upon the earlier 1,646,103 shares issued on August 23, 2010, which resulted in a 78,832 share credit against future stock issuances which could be exercised under the New Note. As noted, the earlier shares issued on August 23, 2010 were deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On September 23, 2010, we also exercised our right to pay the fifth Installment Amount due on October 23, 2010 under the New Note with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 1,567,271 shares of our common stock to the Investor (after application of the 78,832 share credit available) in satisfaction of the pre-installment payment obligation under the New Note, which shares . These shares are deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On September 26, 2010, the Holder of our $300,000 Secured and Collateralized Promissory Note dated March 24, 2010 (see Note 3), delivered a Notice of Conversion to the Company electing to convert $43,000, being a portion of principal due under the Convertible Note, into 500,000 shares of the Company’s common stock.  We issued 500,000 shares on September 27, 2010.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

On May 6, 2010, NACEL Energy Corporation (the Company or NACEL) executed and delivered, pursuant to a private placement with a single institutional investor, its $600,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery of a $500,000 Secured & Collateralized Promissory Note (the “Secured Note”) to the Company. This is the second of a series of contemplated transactions between the Company and the investor which may occur over the next several years which, if fully funded, could provide the Company with funding aggregating up to $4.3 million. For information on the initial transaction between the Company and the investor, see the Company’s Form 8-K filed on March 30, 2010. However, there are no assurances that any further transaction will occur, or if further transactions do occur, the number of potential transactions which may occur is uncertain and dependent on numerous factors including, without limitation, the Company’s progress in developing its existing wind energy projects, its financial condition and resources, strength and volatility of stock prices for the Company’s common stock and other factors over which the Company has no control.

The original principal amount of the Convertible Note is $600,000, and the Convertible Note provides for a 12% one-time interest charge. The Convertible Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note is convertible by the holder, at its election, at any time provided that the designated amount to be converted into shares of NACEL’s common stock has been discharged by payment of an equal or greater amount on the Secured Note. The subject conversion amount is converted into shares of NACEL’s common stock based on a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion. However, the Company has the right to enforce a conversion floor of $0.65 per share. Thus, if the conversion price is less than $0.65 per share, the holder would incur a conversion loss which is satisfied by either (a) cash payment by the Company in an amount sufficient to pay the conversion loss (($0.65 per share less the conversion price) times the number of shares being converted), or (b) the Company may convert the conversion amount into shares at $0.65 per share and adding the conversation loss to the unpaid balance of the Convertible Note. Shares from any such conversion are to be delivered to holder within two (2) business days of conversion notice delivery by electronic transfer. If shares are not delivered by the third business day, a penalty of $2,000 per day is assessed until shares delivery is made, with the penalty being added to the principal balance of the Convertible Note. If the subject shares are not timely delivered for any reason, the holder may rescind the particular conversion and have conversion amount restored to the unpaid balance of the Convertible Note.

In accordance with the terms of the Convertible Note, the investor may not convert any amount of the Convertible Note if after giving effect to such conversion the investor would beneficially own greater than 4.9% of the outstanding shares of NACE’s common stock.

The Secured Note is a full recourse obligation of the investor to repay the original principal amount of $500,000 and the 14.4% one-time interest charge as provided for therein. The Secured Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. Prepayment is permitted at any time in the form of cash, other payment as mutually agreed upon, surrender of the Convertible Note, or surrender of the collateral or security which secures repayment of amounts due under the Secured Note. The Secured Note provides that the investor will plan to make, without obligation, monthly payments of $100,000 beginning at the date of execution of the Secured Note subject to conversions being honored as set forth under the Convertible Note and Rule 144 being available to remove restrictive legend from shares obtained in conversions such that the shares are freely tradeable. On May 18, 2010, the investor did make a $25,000 prepayment against the subject indebtedness.

The investor granted the Company a security interest in specified collateral having a $500,000 worth to secure payment and performance of its obligations under the Secured Note.  The investor warranted that, among other things, it was the sole owner of the collateral free and clear form any liens, security interests or encumbrances and will defend the collateral against all claims and demands of all parties claiming an interest therein, that the collateral had not been pledged, assigned or hypothecated for any other purpose, and that, while amounts remain outstanding on the Secured Note, it will not transfer, assign, sell, pledge, spend or otherwise transfer an amount of the collateral equal to or greater than the outstanding balance due on the Secured Note. The Company intends to file a financing statement with the proper state authorities to perfect its security interest in the collateral, and the investor will provide reasonable assistance. The investor is allowed to use and possess the collateral provided that no default has occurred on the Secured Note. In addition, the investor may transfer or exchange the collateral into another investment assets with equal or greater value and, upon Company’s request, will promptly provide update on investment asset placement of the subject collateral. The security interest in the collateral automatically terminates at the time the Secured Note is paid in full.

The securities sold in the private placement and the shares issuable upon the conversion of the Convertible Note have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States without being registered with the Securities and Exchange Commission (“SEC”) or through an applicable exemption from registration requirements. The Convertible Note and the shares of NACEL’s common stock issuable upon conversion of the Convertible Note were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act and/or Section 4(6) of the Securities Act.

The description of, among other things, the terms of the Convertible Note and the Secured Note does not purport to be complete and is qualified in its entirety by reference to each of the subject transaction documents which are filed as Exhibits to this report and are incorporated herein by reference.

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

4.1	$600,000 Convertible Promissory Note

4.2	$500,000 Secured & Collateralized Promissory Note

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, President, Principal Executive Officer and Principal Accounting Officer)

32.1
Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, President, Principal Executive Officer and Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer and Principal Accounting Officer
Date:	November 22, 2010