Form 10-Q
period 2010-12-31
NACEL ENERGY CORP
filed 2011-02-22
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Shares of common stock outstanding on February 22, 2011: 52,260,409

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current Assets
Cash	$55,907	$57,763
Deposits	-	183,220
Prepaid expenses	1,801	4,041
Deferred financing costs	-	86,539
Total current assets	57,708	331,563

Property, plant and equipment, net of accumulated depreciation of $24,213 and $14,886, respectively	166,574	175,901
TOTAL ASSETS	$224,282	$507,464
LIABILITIES AND STOCKHOLDERS ’ EQUITY
Accounts payable	$61,464	$307,301
Accounts payable - related party	17,049	19,500
Accrued interest	1,626
Accrued interest - related party	-	3,333
Shareholder line of credit	460,753	460,753
Note payable	75,000	300,000
Convertible notes, net of discount of $92,219, and $558,389 at
December 31, 2010 and March 31, 2010, respectively	18,343	341,611
Derivative liabilities	560,991	1,098,227
Total current liabilities	1,195,226	2,530,725
Total liabilities	1,195,226	2,530,725

Common stock of $.001 par value. Authorized 75,000,000 shares;
issued 41,714,842 and 22,181,000, respectively	41,715	22,181
Additional paid-in capital	5,541,142	3,992,691
Deficit accumulated during the development stage	(6,553,801)	(6,038,133)
Total stockholders' equity	(970,944)	(2,023,261)
TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	$224,282	$507,464

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)
Three months and nine months ended December 31, 2010 and 2009 and the period from February 7, 2006 (Inception) through December 31, 2010

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through December 31,
	2010	2009	2010	2009	2010

General and administrative expenses	$87,825	$173,871	$300,886	$663,641	3,131,490
Wind projects donated by related party	-	-	-	-	490,000
Wind project development costs	45,000	262,389	108,420	900,653	1,999,357
Depreciation	3,109	2,960	9,327	10,096	24,213
Net loss from operations	(135,934)	(439,220)	(418,633)	(1,574,390)	(5,645,060)

Other income (expense)
Interest expense	(572,124)	(135,950)	(1,538,911)	(153,852)	(2,055,249)
Interest income	-	-	-	-	3,848
Other income	-	-	-	-	419
Loss on debt extinguishment	(10,453)	-	(1,513,549)	-	(1,513,549)
Gain (loss) on derivative financial instruments	475,447	(1,173,826)	2,955,425	(1,173,826)	2,655,790
Total other (income) expense	(107,130)	(1,309,776)	(97,035)	(1,327,678)	(908,741)
Net loss	$(243,064)	$(1,748,996)	$(515,668)	$(2,902,068)	$(6,553,801)

Basic and diluted net loss per share	$(0.01)	$(0.08)	$(0.02)	$(0.13)	N/A

Basic and diluted weighted average common shares outstanding	36,469,735	21,111,000	28,440,056	21,927,764	N/A

See accompanying notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended December 31, 2010 and 2009 and the period
from February 7, 2006 (Inception) through December 31, 2010

			Inception
	Nine Months Ended December 31,		through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(515,668)	$(2,902,068)	$(6,553,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,327	10,096	24,213
Amortization of debt discount and deferred financing costs	1,492,349	116,358	1,936,013
Stock for services	-	144,300	349,390
Wind projects donated by related party	-	-	490,000
Imputed interest	-	-	15,725
Stock issued for executive compensation	-	-	1,007,500
Loss on extinguishment of debt	1,513,549	-	1,513,549
Derivative loss (gain)	(2,955,425)	1,173,826	(2,655,790)
Changes in:
Prepaids and other current assets	2,240	(4,000)	(1,801)
Deposits	183,220		-
Accounts payable	(67,290)	158,810	240,011
Accounts payable - related party	(2,451)		17,049
Accrued interest	(1,707)	(3,894)	1,626
Net Cash Used in Operating Activities	(341,856)	(1,306,572)	(3,616,316)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(153,610)	(190,787)
Net Cash Used in Investing Activities	-	(153,610)	(190,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	-	(120,000)	(120,000)
Proceeds from shareholder line of credit	-	210,753	458,010
Borrowings on debt	340,000	980,000	1,370,000
Proceeds from sale of common stock	-	165,000	955,000
Proceeds from exercise of warrant	-	-	1,200,000
Net cash Provided by Financing Activities	340,000	1,255,753	3,863,010

NET INCREASE (DECREASE) IN CASH	(1,856)	(224,429)	55,907
CASH AT BEGINNING OF PERIOD	57,763	564,677	-
CASH AT END OF PERIOD	$55,907	$340,248	$55,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$50,198	$35,382	$96,385
Income taxes	-	-	-
NON-CASH TRANSACTIONS
Debt discount from derivative liabilities	1,433,979	730,000	2,163,979
Warrants issued for deferred financing costs	-	68,592	68,592
Shares issued for settlement of accounts payable	178,548	-	178,548
Shares issued for payment and conversion of notes payable	1,389,438	-	1,389,438

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	—	$560,991	$560,991

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $6.55 million.  In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern.

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

Nacel evaluated the extension event under ASC 470-60. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as a troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt, the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $1,815,327 which is recorded as a loss on debt extinguishment in the consolidated statement of operations for the nine months ended December 31, 2010.

The embedded conversion option does not contain an explicit limit on the number of shares to be issued upon conversion.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 6 below).  This fair value in conjunction with the fair value of the warrants issued with the new note resulted in a full discount to the note payable at the modification date.  As of December 31, 2010, the total discount of $935,000 had been amortized to interest expense.  In addition, from April 1, 2010 through the date of the debt extinguishment noted above, $180,249 of debt discount and deferred financing costs were amortized to interest expense that had been previously recorded during the year ended March 31, 2010.

During the nine months ended December 31, 2010, Nacel made principal payments in shares of common stock in accordance with the terms of the agreement.  A total of 12,432,350 shares of common stock were issued for payment of $935,000 of principal.

Additional Convertible Notes

March 24, 2010 $300,000 Convertible Note

On March 24, 2010, Nacel entered into an agreement for a $300,000 convertible note that is secured by a $300,000 note receivable.  For more information on these notes, see Nacel’s 10-K for the year ended March 31, 2010.  During the nine months ended December 31, 2010, Nacel received advances of $250,000 toward the note receivable, resulting in a full balance of $300,000 owed under the convertible note.  In addition, Nacel received $40,800 in interest payments on the note receivable.   Interest payments under both agreements directly offset, and therefore the $40,800 is also included in the convertible note balance as it is also convertible.  Previously, $50,000 had been advanced as of March 31, 2010.   During the nine months ended December 31, 2010 Nacel converted $334,758 of the convertible note balance into 4,298,377 shares of Nacel common stock.  The conversion option of this note was modified on September 26, 2010 and on December 23, 2010.  See below.

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

The Secured Note is for $500,000 with a 14.4% one-time interest charge. The Secured Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. The Secured Note is secured by an investment asset account with a value of $500,000.  During the nine months ended December 31, 2010, Nacel received advances of $49,200 toward the note receivable.  The Convertible Note payable balance for this note as of December 31, 2010 in the consolidated balance sheet is $24,200,  which is the amount for which payment can be demanded or that can be converted into common stock of Nacel in accordance with the agreement.

For the period May 6, 2010 through December 31, 2010, Nacel converted $25,000 of the convertible note balance into 407,957 shares of Nacel common stock.  The conversion option of this note was modified on September 26, 2010 and on December 23, 2010.  See below.

November 23, 2010 $175,000 Convertible Note

Effective November 23, 2010, one of Nacel’s investors obtained a note in the amount of $175,000 from another lender of Nacel.  The new Note carries an interest rate of 10% and is convertible at anytime at a conversion price of $0.0526095 per share of Nacel common stock.

For the period November 23, 2010 through December 31, 2010, Nacel converted $94,680 of the convertible note balance into 1,800,000 shares of Nacel common stock.

The embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  The fair value of the embedded conversion option was determined to be $135,035 and this amount was recorded as a discount to the note.  As of December 31, 2010, $73,058 of the new discount had been amortized to interest expense due to the conversion of 1,800,000 shares of Nacel common stock.

Note Modifications

On September 26, 2010, the note holders and Nacel agreed to modify the terms of their convertible notes.  As mentioned above, the agreements have a $0.65 conversion floor with a provision for a conversion loss to be paid upon conversion equal to any difference between the floor and the calculated price in the agreement.  As of September 26, 2010, both parties agreed to remove the conversion loss provision and allow the note holders to convert principal and accrued interest at the same price that the Senior Secured Note holder converts (see above).

Nacel evaluated the modification event under ASC 470-60. Because Nacel is not experiencing financial difficulties, the transaction was not accounted for as a troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt, the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $312,231 which is recorded as a gain on debt extinguishment in the consolidated statement of operations for the nine months ended December 31, 2010.

The modified embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  The fair value of the embedded conversion option was determined to be $284,494 on the date of extinguishment and this amount was recorded as a discount to the note.  As of December 31, 2010, $284,494 of the new discount had been amortized to interest expense due to the conversion of 4,220,235 shares as mentioned above.

On December 23, 2010, the terms of the $300,000 and $600,000 convertible notes reverted back to a conversion price equal to the 70% of the lowest closing stock price in the thirty days preceding the conversion.

Nacel evaluated the modification event under ASC 470-60. Because Nacel is not experiencing financial difficulties, the transaction was not accounted for as a troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt, the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $11,034 which is recorded as a gain on debt extinguishment in the consolidated statement of operations for the nine months ended December 31, 2010.  There was a debt discount of $29,661 remaining on the notes as of the modification date.  This amount was recorded as a loss on debt extinguishment in the consolidated statement of operations for the nine months ended December 31, 2010.

The modified embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  The fair value of the embedded conversion option was determined to be $36,365 on the date of extinguishment; $30,242 was recorded as a discount to the notes and $6,123 was recorded as a loss on debt extinguishment.  As of December 31, 2010, $0 of the new discount had been amortized to interest.

NOTE 4 - EQUITY TRANSACTIONS

During the nine months ending December 31, 2010, 595,158 shares were issued for services performed in the prior period (included in accounts payable as of March 31, 2010) valued at $178,548.

Additionally, during the nine months ending December 31, 2010, 18,938,684 shares were issued for debt payments and conversions of $1,389,438.  (see Note 3)

NOTE 5 – WARRANTS

During the nine months ending December 31, 2010, in conjunction with the note modification above (see Note 3), Nacel issued new warrants to an investor, which are exercisable for a period of 5 years for up to 7,500,000 shares of Nacel’s commons stock, with a modified exercise price of $0.30, reduced from the initial exercise price of $0.90.  Nacel also issued additional warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.30 until November 24, 2011, being the 2nd anniversary date of the closing of the Securities Purchase Agreement (see Note 3).

The warrants all contain reset provisions that can cause an adjustment to the exercise price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the warrants qualify for derivative accounting under ASC 815-15 (See Note 6 below).

A summary of the warrants for the nine months ended December 31, 2010 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2010	3,583,333	$0.90	4.15	$-
Granted	10,500,000	0.30	3.17	-
Exercised	-	-	-	-
Exchanged	(3,500,000)	0.90	-	-
Expired	-	-	-	-

Outstanding on December 31, 2010	10,583,333	$0.30	3.17	$-

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

The following table summarizes the change in derivative liabilities for the nine months ended December 31, 2010:

Derivative liabilities at March 31, 2010	$1,098,227
Extinguishment of derivative liabilities due to note modifications	(1,584,262)
Addition of new derivative liabilities after note modifications	4,002,451
Change in fair value of embedded conversion option and warrants during the period	(2,955,425)
Derivative liabilities at December 31, 2010	$560,991

Nacel used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 173% - 315%; risk-free interest rates ranging from 0.12% - 2.01% and expected terms based on the contractual term.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2010, Nacel issued 1,526,996 shares of common stock for conversion of the remaining $80,320 principal on the $175,000 Convertible Promissory Note (dated November 23, 2010) described in Note 3.

Subsequent to December 31, 2010, Nacel issued 3,768,571 shares of common stock for conversion of $124,200 of principal on the $600,000 Convertible Promissory Note (dated May 6, 2010) described in Note 3.

On January 26, 2011, Nacel executed an agreement and acquired two substantial share blocks of Crownbutte Wind Power, Inc. of Mandan, ND.  Nacel is now the largest shareholder of Crownbutte. In exchange for the Crownbutte shares, Nacel issued a total of 5,250,000 shares of common stock to two persons.

On January 26, 2011, the Board of Directors of Nacel authorized an increase in the number of authorized shares of its common stock from 50,000,000 shares up to 75,000,000 shares.

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

Current Operations

As of December 31, 2010, we had six (6) separate wind energy projects having 185 MW, or more, of total potential generating capacity located on acreage in the Panhandle area of Texas and in Arizona. The status of each of our development stage wind energy projects was described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Commission. We are also actively engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will not be until at least late December 2012, perhaps longer, before any of our projects may become operational, and will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

During the nine month period ending December 31, 2010, the following activities have occurred with respect to our six (6) wind power generations projects:

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

In addition to the foregoing, we also assess our wind power project development business regularly with regard to the need for capital equipment. During the first Nine months of the period ending December 31, 2010, we acquired no additional capital equipment.

In addition to activities undertaken with respect to our wind power generation projects, we also entered into a letter of intent with Hurricane Screens & Security, Inc. to acquire 48% of its outstanding common stock. It was contemplated that the letter of intent would be replaced with a definitive and binding Stock Purchase Agreement which contains due diligence requirements and satisfaction of certain conditions prior to any closing. Due to continuing due diligence items, no definitive and binding Stock Purchase Agreement had been executed and entered into at December 31, 2010. For further information, see the Company’s Form 8-K filed with the Commission on September 17, 2010.

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the nine months ended December 31, 2010, we incurred net losses of $515,668 and have an accumulated deficit since inception of $6,553,801. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December, 2012, perhaps longer, and will require the expenditure of substantial additional capital, obtaining construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the nine months ended December 31, 2010, we incurred net losses of $515,668 and have an accumulated deficit since inception of $6,553,801. We currently have no revenues. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December 2012, perhaps longer, and will require the expenditure of substantial additional capital obtaining construction and project debt financing and establishing turbine supply relationships.  In addition, our shareholder line of credit in the amount of $460,753 is due and payable on April 1, 2011, unless we are able to obtain a further extension. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of December 31, 2010, we had cash of $55,907 and a working capital deficit of $(1,137,518). This compares to cash of $57,763 and a working capital deficit of $(2,199,162) at March 31, 2010. Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $40,000. This amount does not include any capital requirements for our wind energy projects. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

As of December 31, 2010, we had borrowed the entire $460,753 under an original $250,000 shareholder line of credit, which was amended in late September, 2009 to, among other things, increase the amount which could be borrowed from $250,000 up to $400,000. The credit line was further amended in late September, 2009 to increase the amount which could be borrowed up to $442,143, and was amended again in late September, 2009 when the credit line was increased up to $460,753.  The unpaid principal amount and all accrued interest are due and payable in full on April 1, 2011.  As of December 31, 2010, we had borrowed the entire $460,753 under this credit facility, which again leaves no additional amounts available for future borrowing. There are no assurances that the shareholder will agree to further extend the due date for repayment of the line of credit balance or otherwise change any of the repayment terms. Accordingly, if the repayment date of the line of credit remains unchanged, this could have a material impact on the future liquidity of the Company and its future operations.

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

Effective November 23, 2010, one of Nacel’s investors obtained a note in the amount of $175,000 from the lender holding the original $250,000 loan. The $175,000 loan amount was modified to provide for conversion at anytime at the conversion price of $0.0526095 per share of Nacel common stock. As of December 31, 2010, Nacel had converted $94,680 of the convertible loan balance into 1,800,000 shares of its common stock. The loan is included in note payable and convertible notes in the consolidated balance sheets as of December 31, 2010 and March 31, 2010.

Recent Financings

As of the fiscal year ended at March 31, 2010, we completed various financings. For further description and details of these financings, see our Annual Report on Form 10-K dated March 31, 2010, as filed on July 14, 2010 with the SEC.

During the nine months ending December 31, 2010, we did not enter into any additional financings except for the $600,000 Convertible Note and the $500,000 Secured Note as more fully described in Note 3 above to the consolidated financial statements for the nine month period ending December 31, 2010.  However, we did modify and amend an existing, principal financing as further described below.

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

The principal amount of the New Note is $935,000 (the “2010 Convertible Note”) consisting to the original principal amount of $900,000 plus an additional $35,000 in costs and expenses (including attorney’s fees) which we were obligated to reimburse under the original transaction documents and the negotiation and preparation of the Exchange Agreement and Exchange Documents (as defined in the Exchange Agreement).  The 2010 Convertible Note provides for payment in seven equal installments of $133,571 beginning 21 trading days after the earlier of (a) May 24, 2010, or (b) the date a registration statement covering the shares of our common stock issuable upon conversion or exercise (as the case may be) of the 2010 Convertible Note and New Warrants is declared effective by the SEC. Accordingly, the maturity date of the 2010 Convertible Note will be no later than December 23, 2010, at which time the note was paid in full.  No interest accrues on the principal amount outstanding unless an event of default occurs in which event interest shall thereafter accrue at the rate of eighteen percent per annum. We may pay installments of principal in cash or, at our option, in shares of common stock.  If we elect to pay the principal in shares of our common stock, the value of each share of common stock will be equal to the lower of (a) the new conversion price of $0.30 per share, or (b) 90% of the average of the volume weighted average prices of our common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date. In addition, at the option of the holder of the 2010 Convertible Note, all or any part of the principal amount outstanding under the 2010 Convertible Note is convertible at any time and from time to time into shares of our common stock at the new conversion price of $0.30 per share. However, the conversion price may be reduced if we issue securities at a price per share less than the conversion price of the 2010 Convertible Note then in effect.

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

Results of Operations

Three Months Ended December 31, 2010 compared to the Three Months Ended December  31, 2009

Overview. We have yet to generate any revenues from our operations. The net loss for the three months ended December 31, 2010 (“2010 Period”) was $243,064 compared to a net loss of $1,748,996 for the three months ended December 31, 2009 (“2009 Period”), a decrease of $1,505,932.

Revenues. We generated no revenues from our operations for the three months ended December 31, 2010 or for the three months ended December 31, 2009. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.

Expenses.   Our operating expenses were $135,934 for the 2010 Period compared to operating expenses of $439,220 for the 2009 Period, a decrease of $303,286. This decrease in operating expenses is primarily attributable to an $86,046 decrease in general and administrative expense, and a $217,389 decrease in wind project development costs for the 2010 Period as compared to the 2009 Period.

Our net other expenses/income for the 2010 Period were ($107,130) as compared to ($1,309,776) for the 2009 Period. Our other expenses included a gain on derivative financial instruments of $475,447 as compared to a loss of ($1,173,826) in the 2009 Period and interest expense of $572,124 for the 2010 Period as compared to $135,950 for the 2009 Period.

Nine Months Ended December 31, 2010 compared to the Nine Months Ended December 31, 2009

Overview. We have yet to generate any revenues from our operations. The net loss for the Nine months ended December 31, 2010 (“2010 Period”) was $515,668 compared to a net loss of $2,902,068 for the Nine months ended December 31, 2009 (“2009 Period”), a decrease of $2,386,400.

Revenues. We generated no revenues from our operations for the Nine months ended December 31, 2010 or for the Nine months ended December 31, 2009. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.

Expenses.   Our operating expenses were $418,633 for the 2010 Period compared to operating expenses of $1,574,390 for the 2009 Period, a decrease of $1,155,757. This decrease in operating expenses is primarily attributable to a $362,755 decrease in general and administrative expense, a $792,233 decrease in wind project development costs, and a $769 decrease in depreciation for the 2010 Period as compared to the 2009 Period.

Our net other expenses/income for the 2010 Period were ($97,035) as compared to ($1,327,678) for the 2009 Period. Our other expenses included a gain on derivative financial instruments of $2,955,425 as compared to loss of ($1,173,826) in the 2009 Period, a loss on debt extinguishment of $1,513,549 for the 2010 Period as compared to $0 in the 2009 Period and interest expense of $1,538,911 for the 2010 Period as compared to $153,852 for the 2009 Period.

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

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

We have identified the following material weaknesses in our internal control over financial reporting:

Errors in Recording Transaction Payments

Management determined that material errors occurred in the recording of a payment under secured and collateralized notes issued to the Company.  The consolidated financial statements in this report have been adjusted to include necessary changes related to the subject payment. Management is working on plans to improve the processes that govern the recording of these payments and other related transactions. We believe these plans, when finalized, will enable us to avoid these types of errors in the future.

Lack of Independent Board of Directors and Audit Committee

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not sufficient to justify the creation of such a committee at this time.  Management will periodically reevaluate this situation.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

Changes in Internal Control Over Financial Reporting

We continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Unregistered Sales of Equity Securities.

On October 5, 2010, we issued 550,000 shares to convert $47,300 of the $300,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On October 15, 2010, we issued 540,000 shares to convert $46,440 of the $300,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On October 20, 2010, we issued 1,300,000 shares to convert $111,800 of the $300,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On October 25, 2010, we issued 693,459 shares which, when coupled with the earlier 1,567,271 shares issued, satisfied the fifth Installment Amount due on September 23, 2010 under the New Note. These shares were deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On October 25, 2010, we also exercised our right to pay the sixth Installment Amount due on November 23, 2010 under the New Note with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 2,181,898 shares of our common stock to the Investor in satisfaction of the pre-installment payment obligation under the New Note. These shares were deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On November 4, 2010, we issued 1,000,000 shares to convert $61,218 of $300,000 convertible note.  These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On November 15, 2010, we issued 408,377 shares to convert $25,000 of the $300,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On November 18, 2010, we issued 407,377 shares to convert $25,000 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On November 23, 2010, we issued 278,192 shares, utilized the 78,832 share credit from the September 23, 2010 issuance which, when coupled with the earlier 2,181,898 shares issued, satisfied the sixth Installment Amount due on October 23, 2010.  These shares were deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On November 23, 2010, we also exercised our right to pay the seventh and final Installment Amount due on December 23, 2010 under the New Note with the issuance to the Investor of shares of our common stock. Accordingly, we issued an aggregate of 2,538,922 shares of our common stock to the Investor in satisfaction of the pre-installment payment obligation under the New Note. These shares were deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On December 23, 2010, we issued 214,049 shares which, when coupled with the earlier 2,538,922 shares issued, satisfied the seventh and final Installment Amount due on December 23, 2010.  There shares were deemed to have been held by the Investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the Investor, subject to compliance with Rule 144.

On December 23, 2010, we issued 1,800,000 shares to convert $94,680 of the $175,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 12 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

Crownbutte Stock Transaction

On January 26, 2011, Nacel executed and closed on a Restricted Stock Purchase Agreement (the “Agreement”) with two persons owning substantial shares of the common stock of Crownbutte Wind Power, Inc. (“Crownbutte) , a corporation whose business offices are located in Mandan, North Dakota. Under the terms of the Agreement, Nacel received the ownership of a total of 10,500,000 restricted shares of Crownbutte’s common stock. Based on its stock ownership, Nacel is now the largest shareholder of Crownbutte.  In exchange, Nacel issued 3,250,000 shares and 2,000,000 shares, respectively, of its restricted common stock  to the two persons owning the Crownbutte shares transferred to Nacel.  Each of the parties provided standard investment representations with respect to the subject restricted shares received in the transaction.

As a condition to closing, resignations were received from all members of the Board of Directors of Crownbutte except for one director, and that Murray Fleming and Mark Schaftlein, two persons as designated by Nacel, were appointed to the Board of Directors of Crownbutte. The Agreement also contained other agreements between the parties which included, without limitation, prior written approval of the parties concerning any public statements concerning the transaction, each party bearing their respective expenses incurred in the transaction and indemnification by each party if any finder’s or broker’s fees should be claimed in connection with the transaction.

The description of, among other things, the terms of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the subject transaction document which is filed as an Exhibit to this report and are incorporated herein by reference .

Increase in Number of Authorized Shares.

On January 26, 2011, the Board of Directors of Nacel authorized and approved an increase in the number of authorized shares of its common stock from 50,000,000 shares up to 75,000,000 shares.

Item 6.  Exhibits

a) Exhibits.

Exhibit No.	Document

10.1	Restricted Stock Purchase Agreement

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACEL ENERGY CORPORATION

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer and Principal Accounting Officer
Date:	February 22, 2011