Form 10-K
period 2011-03-31
NACEL ENERGY CORP
filed 2011-07-14
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 0-053150

NACEL ENERGY CORPORATION
(Name of small business issuer in its charter)

Wyoming	20-4315791
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

600 17th Street, Suite 2800 S
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (720) 204-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)
Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $4,608,144, as of September 30, 2010

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

67,341,124 common shares issued and outstanding as of July 7, 2011

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

PART I

Item 1: Description of Business

Overview

Nacel Energy Corporation (“Nacel” or the “Company” or “us” or “our”) is a Wyoming corporation incorporated on February 6, 2006, with our principal executive office located at 600 17th Street, Suite 2800 S, Denver, Colorado, 80202. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “Greenfield” up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 30 MW range. We have not ruled out the possibility of larger projects including internationally.

As discussed in greater detail below, we currently have six (6) wind energy projects totaling 185 MW or more of potential capacity located on approximately 8,437 acres of land located in the Panhandle area of Texas and northern Arizona. We are also engaged in efforts to locate and evaluate other “Greenfield” sites for development of additional wind power generation facilities and have made a significant investment in a public wind energy company. We do not have any wind energy projects in operation currently and it is estimated that it will be 24 months or longer before any of our projects may become operational, which requires that we obtain substantial additional financing and/or equity. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable.

Corporate Information and History.

We have incurred losses since our inception and have relied upon the sale of our securities, loans provided by management and recent convertible debt financings to cover our costs and expenses.

On June 7, 2007, the Securities and Exchange Commission (“SEC”) declared effective the Company's Registration Statement on Form SB-2 relating to the offer and sale of 8,000,000 shares of common stock, at a price of $0.005 per share and 2,400,000 shares of common stock underlying a warrant issued to a third party in April, 2007, at an exercise price of $0.50. In late September 2007, all 8,000,000 common shares under the Registration Statement had been sold to 50 investors in exchange for sale proceeds of $40,000. On October 20, 2007, a 1:20 forward split of our capital stock was authorized which resulted in total issued and outstanding post-split common shares of 21,400,000. There was no change to the warrant exercise price of $0.50. On November 19, 2007, all 2,400,000 post-split shares underlying the warrant were delivered and the warrant-holder entered into a promissory note of $1,200,000.  Through the period ending March 31, 2008, we received $509,627 of the total $1,200,000 proceeds related to the warrant exercise and the balance was recorded as a subscription receivable. On April 10, 2008, the remaining $690,373 was received from the warrant-holder and the subscription receivable was retired.

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

On March 13, 2008, we acquired from Murray S. Fleming, an officer, director and principal shareholder, four (4) development stage wind energy projects known as Blue Creek, Channing Flats, Kansas and the Dominican Republic. The transaction also included wind data collected from anemometers at various locations over a period of years in the States of Texas, Kansas, Wyoming, Colorado and New Mexico. Each of these and our other wind energy projects are discussed in greater detail below.

On January 26, 2011, pursuant to the terms of a Restricted Stock Purchase Agreement (the “Agreement”), we acquired the ownership of a total of 10,500,000 restricted shares of the common stock of Crownbutte Wind Power, Inc. (“Crownbutte”), a public corporation engaged in the wind energy business whose business offices were located in Mandan, North Dakota. Based on our stock ownership, we became the largest shareholder of Crownbutte.  In exchange, we issued 3,250,000 shares and 2,000,000 shares, respectively, of our restricted common stock to the two persons owning the Crownbutte shares transferred to us.  In connection with the transaction, resignations were received from all members of the Board of Directors of Crownbutte except for one director, and Murray Fleming and Mark Schaftlein, two persons we designated who are our current officers and directors, were appointed to the Board of Directors of Crownbutte.  For further details and information about the Agreement, see our Form 10-Q for the period ending December 31, 2010 and the exhibits thereto as filed with the SEC on February 14, 2011.

Development Strategy and Steps.

Our strategy focuses upon developing our wind power generation facilities from “Greenfield” to operations. Prior to generating revenue from our operations, several phases and steps must be completed, with the potential value of our wind power generation facilities increasing through the steps of the process. Key parts of the development stage, such as acceptable wind data, an interconnection agreement and an off take or power purchase agreement, generally add the most value to the development process.

Under our wind energy development business model, we must complete many of the following steps:

1.	Detailed survey of regional wind data, topography, power market, transmission and permitting characteristics to determine area of interest
2.	Project fatal flaw analysis
3.	Identification of land owner(s)
4.	Secure wind development rights option agreement(s)
5.	Create project legal structure if required
6.	Procure anemometer and related equipment for the collection of site specific wind data
7.	Environmental assessment, archeological assessment, avian study, ALTA survey
8.	Transmission and interconnection review
9.	Pre-construction review
10.	Electrical engineering review, civil engineering review
11.	Preliminary turbine site plan
12.	Utility transmission study
13.	Secure turbine supply agreement

14.	Final project construction estimates & scheduling
15.	Final permitting for project
16.	Power purchase agreement if required
17.	Project financing analysis
18.	Tax partner identification if applicable
19.	Equity partner identification if applicable
20.	Complete power purchase agreement
21.	Complete project financing agreement
22.	Commence project construction
23.	Operations & maintenance selection
24.	Complete project construction
25.	Final commissioning

Development and completion of the foregoing steps carries significant risks. In total, the process of development can take five years or more, and cost $500,000 to $1,000,000 or more, before final commissioning. Many steps in the development process must be met precisely to prevent project failure. Wind power generation facilities in development require significant capital expenditures. We will need substantial additional financing and/or equity in the future in order to fund this development. There is no assurance that we will be able to obtain sufficient additional financing and/or equity, or that the terms thereof will be favorable. If we are unable to obtain additional financing and/or equity on a timely basis, we may have to curtail our development activities or be forced to sell assets, which could have a material adverse effect on our business, financial condition and results of operation.

Current Wind Project Developments

As of March 31, 2011, we had six (6) separate wind energy projects, Blue Creek, Channing Flats, Leila Lake, Hedley Point, Swisher and Snowflake, having 185 MW, or more, of total potential generating capacity located on leased acreage in the Panhandle area of Texas and in Arizona. We are also actively engaged in efforts to locate and evaluate other “Greenfield” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will not be until at least late December 2012, perhaps longer, before any of our projects may become operational, and will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

Effective as of April 1, 2010, we terminated our wind project consultants on whose recommendations we relied upon for the development strategy for our wind energy projects.  On February 3, 2011, we appointed a Chief Operating Officer (COO).  Subsequent to his appointment, our COO conducted a review of all six of our projects in the context of the current state of the wind power development business and reviewed the work conducted by our previous development consultants.  As a result of this review and additionally, the Company’s participation in three separate utility sponsored requests for proposal processes, in partnership with leading turbine manufacturers, all of which resulted in the Company not being selected to participate which could have resulted in being granted Power Purchase Agreements (PPAs), the Company has concluded that a development strategy based upon the granting of PPAs by investor owned utilities, the strategy of our previous development consultants, is no longer commercially viable.  Accordingly, the Company has adopted a strategy of developing and constructing its wind projects in power markets with an Open Access Transmission Tariff (OATT) implemented under rules administered by the Federal Energy Regulatory Commission or developing projects utilizing the provisions of the Public Utility Regulatory Policy Act (PURPA) of 1978.  The principal difference between this new strategy and our previous strategy is an emphasis on obtaining interconnection agreements with investor owned utilities, as well as obtaining turbine and construction financing agreements (directly) with turbine manufacturers and other parties, rather than an emphasis on securing PPA’s from investor owned utilities.  There are no guarantees the Company will be successful in obtaining any interconnection agreements, or turbine and construction financing for any of its projects.  In addition, it was determined that the various projects legal organization was unnecessary given the Company’ sole ownership and development of the projects. Accordingly, each project’s respective LLC entity was dissolved.

Pertinent information concerning the specific development of our six (6) separate wind projects is summarized in below.

Blue Creek. The Blue Creek project is located in Moore County, Texas and has an estimated generating capacity of 40 MW or more when completed. Nacel is the sole owner of Blue Creek. The various aspects of the Company’s activities at the Blue Creek project are summarized below.

Agreement and Land Rights.   In October 2008, we entered into a Wind Project Agreement covering 2,082 acres of land located in Moore County, Texas, which pertains to the development of our Blue Creek wind energy project. In addition, we entered into a Right of First Refusal Agreement whereby we can lease an additional 1,413 acres of land located in Moore County, Texas, which pertains to the development of our Channing Flat wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.   Blue Creek will be developed in phases with total potential capacity at build out of 40 MW or more of electrical production. Each phase at Blue Creek is expected to be approximately 10 MW and comprised of clusters of 5-7 wind turbines.  The Company intends to complete the build-out of the phases over 24 to 48 months.

Recent Developments.   In June 2009, we filed an Application for Interconnection with Southwestern Public Service Company (SPS), a subsidiary of XCEL Energy, for the Blue Creek project. In September 2009, we completed our environmental assessment work, significant pre-construction work and other efforts at Blue Creek. We also received FAA permits covering the placement of 27 turbines at the Blue Creek project.
In October 2009, after considering our submission, SPS provided us with a scope of work, including a detailed cost estimate of the transmission equipment and engineering resources required to accommodate the Blue Creek project. Following an internal review, we formally executed the necessary document from SPS, accepting the scope of work without revision, and additionally forwarded $135,000 for the immediate commencement of the work to be performed by SPS. On March 9, 2010, we placed a stop work order with SPS citing adverse market conditions for wind power primarily due to lack of availability of project financing and requested a refund of any balance remaining from the $135,000 deposit. On June 9, 2010, we obtained a refund of $105,504.

As a consequence of the review of our COO completed in February 2011, we believe Blue Creek continues to be a commercially viable wind power project.  The Company has collected more than one year of wind data, which indicates, depending upon the turbine and its power curve, a net capacity factor of 44% or more – a result favorable to our further development of Blue Creek.

Capital investment. In order to fully implement and complete the Blue Creek project, we will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $80 million or more at build out.

Channing Flats.   The Channing Flats project is located in Moore County, Texas and has an estimated generating capacity of 30 MW or more when completed.  Nacel is the sole owner of the Channing Flats project. The various aspects of the Channing Flats project are summarized below.

Agreement and Land Rights.   In October 2008, we entered into a Wind Project Agreement covering 2,082 acres of land located in Moore County, Texas, which pertains to the development of our Blue Creek wind energy project. In addition, we entered into a Right of First Refusal Agreement whereby we can lease an additional 1,413 acres of land located in Moore County, Texas, which pertains to the development of our Channing Flat wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary. Channing Flats will be developed in phases with total potential capacity at build out of 30 MW or more of electrical production. Each phase at Channing Flats is expected to be approximately 10 MW and comprised of clusters of 5-7 wind turbines. The Company intends to complete the build-out of the phases over 24 to 48 months.

Recent Developments.  In July 2009, we filed an Application for Interconnection with Southwestern Public Service Company, a subsidiary of XCEL Energy, for the Channing Flats project. In September 2009, we completed our environmental assessment work, significant pre-construction work and other efforts at Channing Flats project. We also received FAA permits covering the placement of 18 turbines at the Channing Flats Creek project.

As a consequence of the review of our COO completed in February 2011, we believe Channing Flats continues to be commercially viable wind power project.  The Company has collected more than one year of wind data, which indicates, depending upon the turbine and its power curve, a net capacity factor of 44% or more – a result favorable to our further development of Channing Flats.

Capital investment.   In order to fully implement the Channing Flats project, we will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $60 million or more at build out.

Swisher.   The Swisher project is located in Swisher County, Texas and has an estimated generating capacity of 40 MW or more when completed. Nacel is the sole owner of the Swisher project. The various aspects of the Swisher Wind project are summarized below.

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

Recent Developments.  In July 2009 we submitted an Application for Operation of Customer Owned Generation to Swisher Energy Cooperative, Inc. for the Swisher project. In September 2009, we completed our environmental assessment work, significant pre-construction work and other efforts at the Swisher project. We also received FAA permits covering the placement of 18 turbines at the Swisher project.

As a consequence of the review of our COO completed in February 2011, we believe Swisher continues to be commercially viable wind power project.  The Company has collected more than one year of wind data, which indicates, depending upon the turbine and its power curve, a net capacity factor of 40% or more – a result favorable to our further future development of Swisher.

Capital investment.   In order to fully implement the Swisher project, we will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $80 million or more at build out.

Hedley Pointe.   The Hedley Pointe project is located in Donley County, Texas and has an estimated generating capacity of approximately 5 MW or more when completed. Nacel is the sole owner of Hedley Pointe. The various aspects of the Hedley Pointe project are summarized below.

Agreement and Land Rights. In late January 2009, we entered into a Wind Project Agreement covering 636 acres of land located in Donley County, Texas, which pertains to the development of our Hedley Pointe wind energy project. For more information concerning the terms of the Wind Project Agreement, see discussion in “Description of Properties” below.

Project summary.   Hedley Pointe will be developed with total potential capacity at build out of 5 MW or more of electrical production. Hedley Pointe is anticipated to comprise a cluster of 3-5 wind turbines. The Company intends to complete the build-out of Hedley Pointe over 24 to 48 months.

Recent Developments. In September 2009, we submitted a Request for Small Generator Interconnection to Golden Spread Electric Cooperative, Inc., acting as agent for Swisher Electric Cooperative, Inc., for our Headley Pointe project.

As a consequence of the review of our COO, we believe Hedley Point continues to be a commercially viable wind power project.  The Company has collected more than one year of analogous wind data from its Leila Lake meteorological tower, which indicates, depending upon the turbine and its power curve, a net capacity factor of 40% or more – a result favorable to our further future development of Hedley Point.

Capital investment.   In order to fully implement the project, Hedley Pointe Wind Facility LLC will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $10 million or more at build out.

Leila Lake. The Leila Lake project is located in Donley County, Texas and has an estimated generating capacity of approximately 40 MW or more when completed. Nacel is the sole owner of Leila Lake. The various aspects of the Leila Lake project are summarized below.

Agreement and Land Rights.  In January 2009, we entered into four (4) separate Wind Project Agreement covering an aggregate of 1,025 acres of land located in Donley County, Texas. In August 2009, we entered into an additional three (3) Wind Project Agreements covering an aggregate of 1,032 acres of land located in Donley County, Texas. These lands comprise the development of our Leila Lake wind energy project.

Project summary.   Leila Lake will be developed with total potential capacity at build out of 40 MW or more of electrical production. Each phase at Leila Lake is expected to be approximately 10 MW and comprised of clusters of 5-7 wind turbines. The Company intends to complete the build-out of Leila Lake over 24 to 48 months.

Recent Developments. In January 2010, we submitted to American Electric Power Service Corporation (AEPSC), a comprehensive bid, with input of a tier-one wind turbine manufacturer, for the supply of 20 MW of renewable energy, from our Leila Lake wind project. The bid was submitted in connection with a Request for Proposals (RFP) for the provision of 1100 MW of new renewable energy to seven utility subsidiaries of AEP, including Southwestern Electric, which serves east Texas. On March 2, 2010, we received written notification that our Leila Lake Project would not be considered in AEPSC’s evaluation process of wind projects capable of being on line by December 2011.

As a consequence of the review of our COO completed in February 2011, we believe Leila Lake continues to be commercially viable wind power project.  The Company has collected more than one year of wind data, which indicates, depending upon the turbine and its power curve, a net capacity factor of 40% or more – a result favorable to our further future development of Leila Lake.

Capital investment.   In order to fully implement the Leila Lake project, we will be required to invest approximately $2.0 million of capital per megawatt for a total cost of $80 million or more at build out.

Snowflake.   The Snowflake project is located in Navajo County, Arizona and has an estimated generating capacity of approximately 30 MW or more when completed. Nacel is the sole owner of the Snowflake project. The various aspects of the Snowflake project are summarized below.

Agreement and Land Rights. In July 2009, we entered into a Wind Project Agreement covering 640 acres of land located in Navajo County, Arizona, which pertains to the development of our Snowflake wind energy project.

Recent Developments. On January 27, 2010, Arizona Public Service Co. (APS) issued a formal solicitation for new wind power generated from utility scale facilities of between 15 and 100 megawatts, located entirely within the borders of Arizona. APS requested that all bids be submitted by April 14, 2010.

On April 14, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to Arizona Public Service Co. (APS) for the supply of 19.5 megawatts of clean, renewable wind energy to be sourced from our Snowflake wind project. On May 26, 2010, we received written notification from APS that our Snowflake project was not shortlisted among the projects, which would be considered in APS’s detailed evaluation process of wind projects, which might thereafter result in selection for final negotiation and possible contract execution and regulatory approval.

On June 24, 2010, we submitted a comprehensive bid with the assistance of a tier-one wind turbine manufacturer to Arizona Public Service Co. (APS) for the supply of 15 megawatts of clean, renewable wind energy to be sourced from our Snowflake wind project with a commercial operation date of December 31, 2012. In mid September 2010, we received notification from APS that our Snowflake Project was not shortlisted among the projects, which would be considered in APS’s detailed evaluation process of wind projects and which might thereafter result in selection for final negotiation and possible contract execution and regulatory approval.

As a consequence of the review of our COO completed in February 2011, we believe Snowflake is not a commercially viable wind power project. Our decision is based upon a review of APS material provided to us documenting transmission congestion near our intended point of interconnection and our further analysis that the likely requisite system upgrades related to the congestion would render the Snowflake project not financially viable.  Accordingly, we formally notified APS of our decision to terminate the Snowflake project in May 2011 and additionally, intend to allow our Wind Project Agreement (lease) to lapse unexercised.

Crownbutte Investment and Financing Activities

Since becoming the largest shareholder, we have advanced, as of March 31, 2011, a total of $84,987 in operating capital to Crownbutte Wind Power, Inc. (“Crownbutte”), with such advances being used for general operating capital and expenses related to the development of Crownbutte’s pipeline of wind power projects.  In the process of completing a review of the viability of our wind power projects, we determined that we would provide, to the extent that we have funds available, additional advances to Crownbutte and to otherwise assist Crownbutte in obtaining other financing necessary for the development of its 200 MW Gascoyne II wind power generation project.  The Gascoyne II project is located on 1733 acres between the towns of Bowman and Hettinger, North Dakota, and is considered to possess among the best wind characteristics available for a wind power generation project.

Subsequent to March 31, 2011, we have assisted in arranging initial financing for Crownbutte from an institutional investor which, if fully exercised, could result in providing up to $2.8 million in financing for Crownbutte and its wind power projections. However, there are no assurances that any further financing will occur, or if further financing does occur, the amount of potential financing which may occur is uncertain and dependent on numerous factors including, without limitation, Crownbutte’s progress in developing its existing wind energy projects, Crownbutte’s financial condition and resources, strength and volatility of stock prices for its common stock and other factors over which Crownbutte has no control.

Subsequent to March 31, 2011, we have advanced funds on behalf of Crownbutte directly to the Midwest Independent System Operator (Midwest ISO) to complete a Feasibility Study required to connect the Gascoyne II wind power project to the electric grid.

Other Wind Energy Projects

Our operations team is constantly assessing new opportunities in areas with strong and dependable wind speeds and which offer affordable land arrangements with property owners, accessible power transmission and proximity to construction resources. The following describes the status of other wind energy projects.

Dominican Republic.   On May 19, 2008, the Company signed an agreement encompassing terms for a proposed joint venture wind power project with Ridge Partners Dominicano (Norte), S.A to be located in the Dominican Republic. Ridge Partners Dominicano (Norte) S.A. is a Dominican corporation that has entered into a lease agreement with Instituto Agrario Dominicano (IAD) for the use of up to 300,000 hectares of land for the purpose of renewable energy development.  The proposed location, on approximately 2200 hectares of land south of the town of Monte Cristi in the province of Monte Cristi, has been determined by the Company to be unsuitable for commercial utility scale wind power generation due to insufficient wind resources. Accordingly, the Company elected not to proceed with further development at the proposed location, and the agreement with Ridge Partners Dominicano (Norte), SA has terminated and expired.

The Company has identified potential sites to the southwest of the previous proposed location on various ridge lines in the province of Monte Cristi, as well as an additional coastal site in the province of Pedernales, each with indicated wind resources and electrical infrastructure suitable for commercial utility scale power generation. The Company intends to pursue a lease agreement with respect to the new locations, directly with the IAD and other relevant Dominican governmental authorities at a future date.

Regulation

The following is a brief summary of certain applicable regulations in the United States and is not, nor should it be considered, a full summary of the law or all related issues.

Energy Regulation.   Under the Federal Power Act (FPA), FERC has exclusive ratemaking jurisdiction over wholesale sales of electricity and transmission in interstate commerce. The FPA subjects “public utilities” within the meaning of the FPA, among other things, to rate and corporate regulation by FERC. In particular, sellers of electricity at wholesale in interstate commerce and transmission of electricity in interstate commerce are regulated by FERC with respect to: the review of the terms and conditions of wholesale electricity sales and transmission of electricity; the need to obtain advance approval of disposition of public utility facilities, mergers, purchases of securities of other public utilities, acquisitions of existing generation facilities and changes in upstream ownership interest; the regulation of their borrowing and securities issuances and assumption of liabilities; and the review of interlocking directorates. Wind parks with market-based rate authority are subject to regulation by FERC as a “public utility” pursuant to FPA.

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

Employees.

We have 3 full time equivalent employees including directors.

Patents and Trademarks.

We have no trademarks or other proprietary rights registered with the U.S. Patent and Trademark Office.

Item 2:  Description of Property

We lease our office at 600 17th Street, Suite 2800 S, Denver, Colorado, 80202, on a month-to-month, as needed basis. Our rent payment is approximately $150 per month. We believe that our current facilities are adequate for our operations as currently conducted and if additional facilities are required, that we could obtain them at commercially reasonable prices.

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

We believe our leases on our current projects in Texas, including Blue Creek, Channing Flats, Swisher, Hedley Point and Leila Lake, are no longer at “market” and require effort be expended on renegotiation.  Based upon industry reports and other anecdotal evidence, we believe the downturn in the availability of financing and the low gas prices have negatively impacted the land leasing by $1 to $2 per acre.  Accordingly, we are contacting our landowner partners and attempting to negotiate alternate arrangements.  There are no assurances such efforts will be successful or lead to savings.  In addition, while we are not current on some of our land lease payments, we have the right to cure any default by paying any delinquent lease payments which is our intention with respect to any lease involving a viable wind power project. Nevertheless, we are at risk of some landowners seeking to cancel their leases which could render some or all of our projects not commercially viable.

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

Item 3: Legal Proceedings

We are not aware of any material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4: Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote by our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market under the symbol “NCEN.” The following table sets forth the range of high and low closing bid prices for each quarter of the last two fiscal years.

	High	Low

Year Ended March 31, 2010
First Quarter	$1.37	$0.85
Second Quarter	1.53	1.10
Third Quarter	1.15	0.58
Fourth Quarter	0.72	0.29

Year Ended March 31, 2011
First Quarter	$0.44	$0.11
Second Quarter	0.29	0.04
Third Quarter	0.12	0.05
Fourth Quarter	0.07	0.04

The closing bid price on June 30, 2011 was $0.04. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of July 7, 2011, we had 82 shareholders of record.  The majority of our shares are held in “street name” with broker-dealers and custodians on behalf of our shareholders.  Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

Dividend Policy

We have never paid a cash dividend on our common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company’s earnings, financial condition, and other factors.

Equity Compensation Plans

For fiscal year ending March 31, 2011, there were no compensation plans under which equity securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

Nacel did not repurchase any shares of its common stock during the fiscal year ending March 31, 2011.

Item 6:               Selected Financial Data

We are not required to provide any selected financial data since we qualify as a “smaller reporting company.”

Item 7:               Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the fiscal year ended March 31, 2011, we incurred net losses of $(660,273) and have an accumulated deficit since inception of $(6,698,406). We currently have no revenues.  The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2012, perhaps longer, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the fiscal year ended March 31, 2011, we incurred net losses of $(660,273) and have an accumulated deficit since inception of $(6,698,406). We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current fiscal year, March 31, 2012, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of March 31, 2011, we had current assets of $133,844 and working capital deficit of $(821,375). This compares to current assets of $331,563 and working capital deficit of $(2,199,162) at March 31, 2010.  Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that operating expenses and interest due on outstanding loan amounts during each succeeding quarter will be, at a minimum, approximately $75,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

Shareholder Line of Credit

Since   March 31, 2009, our $250,000 line of credit facility extended by Murray Fleming, a director and shareholder, has been increased several times and, on October 26, 2009, the line of credit was increased to $460,753. The terms of the line of credit facility provides for simple interest of 8% per annum, to be paid upon the outstanding balance, payable on the first day of the month after each calendar quarter. As of March 31, 2011, we had borrowed the entire $460,753 under this credit facility, which currently leaves no additional funds available for future borrowing. For further information and details concerning this shareholder line of credit, see “Shareholder Line of Credit and Related Party Accounts Payable” discussion in Note 4 to the consolidated financial statements below.

Unsecured Loan

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

Effective November 23, 2010, one of Nacel’s investors obtained a note in the amount of $175,000 from the lender holding the original $250,000 loan. The $175,000 loan amount was modified to provide for conversion at anytime. During the period from November 23, 2010 through March 31, 2011, Nacel converted $175,000 of the convertible loan balance into 3,326,996 shares of its common stock. For further information and details concerning the events related to the conversion rights and events, see “November 23, 2010  $175,000 Convertible Note” discussion in Note 4 to the consolidated financial statements below.

Senior Secured Convertible Note and Warrants

On November 24, 2009, Nacel entered into a definitive Securities Purchase Agreement for the issuance of a Senior Secured Convertible Note (the “Note”) and 3,500,000 Warrants in a private placement with a single institutional investor (the “Investor”).  Proceeds from the Note were $730,000 with repayment amount of $900,000.  The Note had an original issue discount of $150,000.  $20,000 of the initial proceeds was used to pay legal costs for the investor.  In addition, Nacel paid an additional $25,000 in separate legal fees associated with the offering.  The legal fees were deferred and amortized until maturity to interest expense.

On April 23, 2010, Nacel entered into an Exchange Agreement whereby the Note was exchanged for a new Senior Secured Convertible Note (the “2010 Convertible Note”) and original Warrants were exchanged for New Warrants containing various changes and modifications. The principal amount of the 2010 Convertible Note was $935,000 consisting of the $900,000 original principal plus an additional $35,000 of costs and expenses which Nacel was obligated to reimburse the Investor. The 2010 Convertible Note was payable in seven equal monthly installments of $133,571 and matured on December 23, 2010.  Nacel could pay each monthly installment in cash or, at its option, subject to the satisfaction of customary equity conditions, in shares of common stock at the lower of $0.30 per share or 90% of the 20-day variable weighted average price per share, reduced from the initial conversion price of $0.90 per share.

On July 27, 2010, Nacel again modified the note.  Under the terms of the Second Exchange Agreement, the 2010 Convertible Note was exchanged for a new Senior Secured Convertible Note (the “New Note”) which  increased to 9.9% the beneficial ownership limitation of Company shares which could  be owned by the investor.

Nacel also modified the outstanding warrants issued with the original note.  Nacel increased the original warrant amount from 3,500,000 to 7,500,000 and reduced the exercise price from $0.90 to $0.30 per share.  In addition, Nacel issued an additional 3,000,000 warrants with an exercise price of $0.30 that are exercisable for one year from the modification date.

During the year ended March 31, 2011, Nacel made principal payments in shares of common stock in accordance with the terms of the agreement.  A total of 12,432,350 shares of common stock were issued for payment of $935,000 of principal. For further details and information concerning our senior secured indebtedness, see “Convertible Notes Payable – Senior Secured Note” in Note 5 of the consolidated financial statements below.

$300,000 Convertible Note

On March 24, 2010, we executed and delivered our $300,000 Convertible Promissory Note (the “Convertible Note”) in exchange for a $300,000 Secured & Collateralized Promissory Note (the “Secured Note”).

During year ended March 31, 2011, we received advances of $250,000 toward the note receivable, resulting in a full balance of $300,000 owed under the Convertible Note.  In addition, we received $40,800 in interest payments on the note receivable.   Interest payments under both agreements directly offset, and therefore the $40,800 is also included in the Convertible Note balance as it is also convertible.  Previously, $50,000 had been advanced as of March 31, 2010.   During year ended March 31, 2011 Nacel converted $334,758 of the convertible note balance into 4,298,377 shares of Nacel common stock.  The conversion option of this note was modified on September 26, 2010 and on December 23, 2010.  For further details and information, see “March 24, 2010 $300,000 Convertible Note” discussion in Note 5 in the consolidated financial statements below.

$600,000 Convertible Note

On May 6, 2010, we executed and delivered a $600,000 Convertible Promissory Note (the “Convertible Note”) in exchange for a $500,000 Secured & Collateralized Promissory Note (the “Secured Note”) to the Company.

The Convertible Note has an original principal amount of  $600,000, provides for a 12% one-time interest charge and has a maturity date of three (3) years at which time all principal and accrued interest is  due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note is convertible into shares of our common stock, at the holder’s election, at any time to the extent of funds advanced on the Secured Note based on a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion. However, we had the right to enforce a conversion floor of $0.65 per share. However, if the conversion price is less than $0.65 per share, the holder would incur a conversion loss which is satisfied by either (a) cash payment by us in an amount sufficient to pay the conversion loss ($0.65 per share less the conversion price) times the number of shares being converted), or (b) we may convert the conversion amount into shares at $0.65 per share and add the conversion loss to the unpaid balance of the Convertible Note.

The Secured Note is for $500,000 with a 14.4% one-time interest charge and has a maturity date of three (3) years at which time all principal and accrued interest is due and payable in full. The Secured Note is secured by an investment asset account with a value of $500,000.  During the year ended March 31, 2011, we received advances of $244,200 toward the note receivable.  During the period May 6, 2010 through March 31, 2011, we converted $25,000 of the convertible note balance into 407,957 shares of our common stock.  The conversion option of this note was modified on September 26, 2010 and on December 23, 2010.  See below and for further details and information, see “May 6, 2010 $600,000 Convertible Note” in Note 5 of the consolidated financial statements below.

Note Modifications

On September 26, 2010, the terms of the $300,000 Convertible Note and the $600,000 Convertible Note were modified to remove the conversion loss provision and allow the note holders to convert principal and accrued interest at the same price that the Senior Secured Note holder converts (see above).

Thereafter, on December 23, 2010, the terms of the $300,000 and $600,000 convertible notes reverted back to a conversion price equal to the 70% of the lowest closing stock price in the thirty days preceding the conversion. For further details and information, see “Note Modifications” in Note 5 of the consolidated financial statements below.

$100,000 Convertible Note

On February 23, 2010, we executed and delivered, pursuant to a private placement with a single institutional investor, a $100,000 Convertible Promissory Note (the “Convertible Note”) in exchange for a $40,000 payment. The Convertible Note provides for 0% interest and has a maturity date of March 23, 2011 when all principal and accrued interest was due and payable in full. Prepayment was permitted. The Convertible Note is convertible into shares of our common stock, at the holder’s election, under the same terms as provided for in the $600,000 Convertible Note, being a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion

On February 25, 2010, it was agreed that the Convertible Note would be surrendered and that such surrender would be accepted as payment of $100,000 against the $500,000 Convertible Note referenced above.

Results of Operations

Results of Operations for the year ended March 31, 2011 compared to March 31, 2010

We generated no revenues from our operations for the twelve months ended March 31, 2011 (“Fiscal 2010-11 Period”) and for the twelve months ended March 31, 2010 (“Fiscal 2009-10 Period”).

Our total operating expenses decreased $1,394,796 (67.8%) from $2,056,817 for the Fiscal 2009-10 Period down to $662,021 for the Fiscal 2010-11 Period. This decrease is primarily attributable to a decrease of $1,088,793 (90.4%) in wind project development expenses from $1,204,169 for the Fiscal 2009-10 Period to $115,376 for the Fiscal 2010-11 Period and a decrease of $319,257 (38.0%) in general and administrative expenses from $839,444 for the Fiscal 2009-10 Period to $520,187 for the Fiscal 2010-11 Period. Our general and administrative expenses included $28,478 in marketing expenses and investor services for the Fiscal 2010-11 Period compared to $282,246 for the Fiscal 2009-10 Period and $427,873 in legal and professional fees for the Fiscal 2010-11 Period compared to $465,456 for the Fiscal 2009-10 Period.

Our net other income (expense) for the Fiscal 2010-11 Period was $1,748 compared to $(792,385) for the Fiscal 2009-10 Period. Our other expenses included gain (loss) on derivative financial instruments of $3,368,550 for the Fiscal 2010-11 Period compared to $(299,635) for the Fiscal 2009-10 Period, interest expense of $(1,822,958) for the Fiscal 2010-11 Period compared to $(492,750) for the Fiscal 2009-10 Period, loss on debt extinguishment of $(1,513,549) for the Fiscal 2010-11 Period compared to $0 for the Fiscal 2009-10 Period and loss on equity method investment of $(30,295) for the Fiscal 2010-11 Period compared to $0 for the Fiscal 2009-10 Period.

Capital Structure and Resources

We had total assets of $546,992 as of March 31, 2011, which consisted of cash of $48,857, related party receivables of $84,987, fixed assets net of depreciation of $149,443 and investments of $263,705.

We had total liabilities of $955,219 as of March 31, 2011 consisting of accounts payable of $62,777, accounts payable – related party of $12,018, accrued interest payable of $1,805, a demand note payable of $75,000, a line of credit extended by a director of $460,753, and a derivative liability of $342,866.

At March 31, 2011 we had paid-in capital of $6,233,319.

We have had net losses since inception and had an accumulated deficit of $6,698,406 at March 31, 2011.

We had net cash used in operating activities of $543,906 for the year ended March 31, 2011.  We had a net loss of $660,273, including net non-cash items of $89,077.

We had $535,000 in net cash provided by financing activities for the year ended March 31, 2011, all of which was due to proceeds from a note receivable.

We had no outstanding cash commitments as of March 31, 2011.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets	21

Consolidated Statements of Expenses	22

Consolidated Statements of Cash Flows	24

Consolidated Statements of Changes in Stockholders' Equity (Deficit)	23

Notes to the Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nacel Energy Corporation
(a development stage company)
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Nacel Energy Corporation (a development stage company) and its subsidiaries, collectively (“Nacel Energy”) as of March 31, 2011 and 2010 and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2011 and 2010 and for the period from February 7, 2006 (inception) through March 31, 2011. These financial statements are the responsibility of Nacel Energy. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nacel Energy as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended March 31, 2011 and 2010 and for the period from February 7, 2006 (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

July 14, 2011

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,
	2011	2010
ASSETS
Current Assets
Cash	$48,857	$57,763
Deposits	-	183,220
Prepaid expenses	-	4,041
Related party receivable	84,987	-
Deferred financing costs	-	86,539
Total current assets	133,844	331,563
Property, plant and equipment, net of accumulated depreciation of $15,849 and $14,886, respectively	149,443	175,901
Investment in Crownbutte Wind Power, Inc.	263,705	-
TOTAL ASSETS	$546,992	$507,464

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$62,777	$307,301
Accounts payable - related party	12,018	19,500
Accrued interest	1,805	-
Accrued interest - related party	-	3,333
Shareholder line of credit	460,753	460,753
Notes payable	75,000	300,000
Convertible note, net of discount of $74,242 and $558,389 at
March 31, 2011 and 2010, respectively	-	341,611
Derivative liabilities	342,866	1,098,227
Total current liabilities	955,219	2,530,725
Total liabilities	955,219	2,530,725

STOCKHOLDERS' DEFICIT
Common stock of $.001 par value. Authorized 75,000,000 shares; issued and outstanding 56,860,409 and 22,181,000 at March 31, 2011 and March 31, 2010, respectively	56,860	22,181
Additional paid-in capital	6,233,319	3,992,691
Deficit accumulated during the development stage	(6,698,406)	(6,038,133)
Total stockholders' deficit	(408,227)	(2,023,261)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$546,992	$507,464

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Expenses
Years Ended March 31, 2011 and 2010 and For The Period
From February 7, 2006 (Inception) Through March 31, 2011

			February 7, 2006
			(Inception)
			through
	2011	2010	March 31, 2011

General and administrative expenses	$520,187	$839,444	3,350,791
Wind projects donated by related party	-	-	490,000
Wind project development costs	115,376	1,204,169	2,006,313
Depreciation	12,436	13,204	27,322
Loss on impairment of fixed assets	14,022	-	14,022
Net loss from operations	(662,021)	(2,056,817)	(5,888,448)

Other income (expense)
Interest expense	(1,822,958)	(492,750)	(2,339,296)
Interest income	-	-	3,848
Other income	-	-	419
Loss on equity method investment	(30,295)	-	(30,295)
Loss on debt extinguishment	(1,513,549)	-	(1,513,549)
Gain on derivative financial instruments	3,368,550	(299,635)	3,068,915
Total other income (expense)	1,748	(792,385)	(809,958)
Net loss	(660,273)	(2,849,202)	(6,698,406)

Basic and diluted net loss per share	$(0.02)	$(0.13)	N/A

Basic and diluted weighted average common shares outstanding	34,227,895	21,988,096	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For The Period From February 7, 2006 (Inception) Through March 31, 2011

			Additional			Other
	Common Stock		Paid-In	Accumulated	Subscription	Comprehensive
	Shares	Amount	Capital	Deficit	Receivable	Income (Loss)	Total
Balance at February 7, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Founders' shares issued for reimbursement of expenses	11,000,000	11,000	(10,450)	-	-	-	550
Net loss	-	-	-	(792)	-	-	(792)
Balance, March 31, 2006	11,000,000	11,000	(10,450)	(792)	-	-	(242)
Imputed interest	-	-	1,025	-	-	-	1,025
Unrealized Loss on marketable securities	-	-	-	-	-	(227)	(227)
Net Loss	-	-	-	(27,429)	-	-	(27,429)
Balance, March 31, 2007	11,000,000	11,000	(9,425)	(28,221)	-	(227)	(26,873)
Shares issued for cash	8,000,000	8,000	32,000	-	-	-	40,000
Shares issued for exercise of warrant	2,400,000	2,400	1,197,600	-	(690,373)	-	509,627
Wind projects donated by related party	-	-	490,000	-	-	-	490,000
Imputed interest	-	-	9,327	-	-	-	9,327
Unrealized gain on marketable	-	-	-	-	-	227	227
Net loss	-	-	-	(827,181)	-	-	(827,181)
Balance, March 31, 2008	21,400,000	21,400	1,719,502	(855,402)	(690,373)	-	195,127
Shares issued for cash	1,000,000	1,000	749,000	-	-	-	750,000
Shares issued for executive compensation	250,000	250	1,007,250	-	-	-	1,007,500
Shares issued for outside services	136,000	136	157,504	-	-	-	157,640
Imputed interest	-	-	2,630	-	-	-	2,630
Shares cancelled	(1,000,000)	(1,000)	1,000	-	-	-	-
Collection of subscription receivable	-	-	-	-	690,373	-	690,373
Net loss	-	-	-	(2,333,529)	-	-	(2,333,529)
Balance, March 31, 2009	21,786,000	21,786	3,636,886	(3,188,931)	-	-	469,741
Shares issued for cash	220,000	220	164,780	-	-	-	165,000
Shares issued for outside services	175,000	175	191,025	-	-	-	191,200
Net Loss	-	-	-	(2,849,202)	-	-	(2,849,202)
Balance, March 31, 2010	22,181,000	22,181	3,992,691	(6,038,133)	-	-	(2,023,261)
Shares issued for conversion of debt	26,834,251	26,834	1,653,925	-	-	-	1,680,759
Shares issued for executive compensation	1,000,000	1,000	60,000	-	-	-	61,000
Shares issued for services	1,000,000	1,000	60,000	-	-	-	61,000
Shares issued for prior year accounts payable	595,158	595	177,953	-	-	-	178,548
Shares issued for investment in Crownbutte Wind Power Inc.	5,250,000	5,250	288,750	-	-	-	294,000
Net Loss	-	-	-	(660,273)	-	-	(660,273)
Balance, March 31, 2011	56,860,409	$56,860	$6,233,319	$(6,698,406)	$-	$-	$(408,227)

Nacel Energy Corporation
(A Development Stage Corporation)
Consolidated Statements of Cash Flows
Years Ended March 31, 2011 and 2010 and For The Period
From February 7, 2006 (Inception) Through March 31, 2011

			February 7, 2006
			(Inception)
			through
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(660,273)	$(2,849,202)	$(6,698,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,436	13,204	27,322
Amortization of debt discount and deferred financing costs	1,765,325	443,664	2,208,989
Stock for services	61,000	191,200	410,390
Wind projects donated by related party	-	-	490,000
Imputed interest	-	-	15,725
Stock issued for executive compensation	61,000	-	1,068,500
Impairment of fixed assets	14,022	-	14,022
Loss on extinguishment of debt	1,513,549	-	1,513,549
Loss on equity method investment	30,295	-	30,295
Derivative gain (loss)	(3,368,550)	299,635	(3,068,915)
Changes in:
Prepaid expenses and other current assets	4,041	(4,041)	-
Related party receivable	(84,987)	-	(84,987)
Deposits	183,220	(183,220)	-
Accounts payable	(65,974)	299,764	241,327
Accounts payable - related party	(7,482)	19,500	12,018
Accrued interest	(1,528)	(561)	1,805
Net Cash Used in Operating Activities	(543,906)	(1,770,057)	(3,818,366)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(22,610)	(190,787)
Net Cash Used in Investing Activities	-	(22,610)	(190,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	-	(120,000)	(120,000)
Proceeds from shareholder line of credit	-	210,753	458,010
Borrowings on debt	535,000	1,030,000	1,565,000
Proceeds from sale of common stock	-	165,000	955,000
Proceeds from exercise of warrant	-	-	1,200,000
Net cash Provided by Financing Activities	535,000	1,285,753	4,058,010

NET INCREASE (DECREASE) IN CASH	(8,906)	(506,914)	48,857
CASH AT BEGINNING OF PERIOD	57,763	564,677	-
CASH AT END OF PERIOD	$48,857	$57,763	$48,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$59,160	$42,218	$108,957
Income taxes	-	-	-
NON-CASH TRANSACTIONS
Debt discount from derivative liabilities	1,628,979	730,000	2,358,979
Warrants issued for deferred financing costs	-	68,592	68,592
Shares issued for settlement of accounts payable	178,548	-	178,548
Shares issued for conversion of notes payable	1,680,759	-	1,680,759
Shares issued for investment in Crownbutte Wind Power, Inc.	294,000		294,000

See accompanying summary of accounting policies and notes to consolidated financial statements

NACEL ENERGY CORPORATION
 (A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization & business.

i) Organization

We were incorporated in the State of Wyoming on February 7, 2006. On March 13th, 2006 we applied and subsequently received the approval of the Wyoming Secretary of State on March 31, 2006, to amend Article 5 of our Articles of Incorporation to authorize the issuance of an unlimited number of common and preferred shares without further application to the State as provided for under Wyoming law. Currently, our Board of Directors has authorized a total of 75 million common shares, of which 56,860,409 are issued and outstanding, and no preferred shares. We changed our name to Nacel Energy Corporation (“Nacel Energy” or “Nacel”) from Zephyr Energy Corporation on April 3, 2007.

ii) Business

We intend to become a wind power generation and wind project development company. We have  identified and evaluated the economic feasibility and resource potential of wind development properties, domestically and internationally, for the purposes of developing utility scale wind turbine projects. We may participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships or through the sale of our interests in the development projects.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, investigating wind electric energy properties and project opportunities, entering into agreements with landowners for the use of property which underlies our identified wind projects, installing meteorological equipment and conducting wind studies, performing due-diligence regarding potential development partners, and raising capital. We are a development stage company and have commenced entering into agreements and various operations in furtherance of our wind power generation business.

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

Property and equipment consists primarily of meteorological towers and related costs, which are being depreciated over a 25-year useful life.

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset.  If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

During the year ended March 31, 2011, the Company determined certain computer software was impaired with no residual value.  Therefore, the Company impaired 100% of the asset’s value and recorded an impairment loss of $14,022 in the consolidated statement of expenses.

Equity Method Investments

The Company accounts for its ownership interest in Crownbutte Wind Power, Inc. under the equity method of accounting in accordance with Accounting Standards Codification (ASC) Topic No. 323 “Investments—Equity Method and Joint Ventures” (“ASC 323”) as a result of the Company’s ability to exercise significant influence over the operating and financial policies of Crownbutte Wind Power, Inc. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the entity’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment’s carrying amount may be reduced to a negative value.

The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related investment.  If the investment is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.  No impairment charge was recorded related to the Company’s equity method investment in Crownbutte Wind Power, Inc. for the year ended March 31, 2011.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820 (previously SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Freestanding and Embedded derivatives	$—	$—	$342,866	$342,866

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Freestanding and Embedded derivatives	$—	$—	$1,098,227	$1,098,227

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 and 3 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

During the year ended March 31, 2011, the fair value accounting guidance was clarified to state that the Black-Scholes valuation model is considered a Level 3 fair value methodology.  The Black-Scholes model was used to determine the fair values of the derivatives in the table above for both the year ended March 31, 2011 and the year ended March 31, 2010.  The Company disclosed the above valuation as a Level 2 methodology in the Company’s 10-K for the year ended March 31, 2010.  The table above was updated to reflect the new guidance.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Consolidation

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

Income Taxes

The Company has adopted the provisions of ASC 740, “Income Taxes ” (“ASC 740”). As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Net Loss Per Share

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

Stock Compensation

Nacel Energy follows ASC 718 (SFAS 123R), “Share-Based Payment” (“ASC 718”) as interpreted by SEC Staff Accounting Bulletin No. 107 for financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. There were no compensatory options or warrants granted since inception through March 31, 2011.

Recent Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a significant impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations.  Since inception, Nacel Energy has incurred losses of approximately $6.7 million.  In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

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

Effective November 23, 2010, one of Nacel’s investors obtained $175,000 of the above note from the lender holding the original $250,000 loan.  The note was modified after the assignment.  See “November 23, 2010 $175,000 Convertible Note” discussion in Note 5 below.  The remaining $75,000 from the original note is still outstanding under the original terms as of March 31, 2011.

NOTE 4 - SHAREHOLDER LINE OF CREDIT AND RELATED PARTY ACCOUNTS PAYABLE

At inception, Nacel Energy entered into an agreement with Murray Fleming, then Chief Financial Officer, with respect to an unsecured, no-interest $250,000 line of credit repayable at an unspecified future date.

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

As of March 31, 2011, the $460,753 line of credit extended by the director was fully drawn upon, and no further amounts are available for borrowing unless the agreement is re-negotiated, of which there is no certainty.

The Company owed a member of management $12,018 and $19,500 as of March 31, 2011 and 2010, respectively, for amounts advanced to the Company.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

Nacel evaluated the extension event under ASC 470-60, Troubled Debt Restructurings by Debtors”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as a troubled debt restructuring. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt, the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $1,815,327 which is recorded as a loss on debt extinguishment in the consolidated statement of operations for the year ended March 31, 2011.

The embedded conversion option does not contain an explicit limit on the number of shares to be issued upon conversion.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging (See Note 6 below).  This fair value in conjunction with the fair value of the warrants issued with the new note resulted in a full discount to the note payable at the modification date.  As of March 31, 2011, the total discount of $935,000 had been amortized to interest expense.  In addition, from April 1, 2010 through the date of the debt extinguishment noted above, $180,249 of debt discount and deferred financing costs were amortized to interest expense that had been previously recorded during the year ended March 31, 2010.

During the year ended March 31, 2011, Nacel made principal payments in shares of common stock in accordance with the terms of the agreement.  A total of 12,432,350 shares of common stock were issued for payment of $935,000 of principal.

Additional Convertible Notes

March 24, 2010 $300,000 Convertible Note

On March 24, 2010, Nacel entered into an agreement for a $300,000 convertible note that is secured by a $300,000 note receivable.  For more information on these notes, see Nacel’s 10-K for the year ended March 31, 2010.  During the year ended March 31, 2011, Nacel received advances of $250,000 toward the note receivable, resulting in a full balance of $300,000 owed under the convertible note.  In addition, Nacel received $65,800 in interest payments on the note receivable.   Interest payments under both agreements directly offset, and therefore the $65,800 is also included in the convertible note balance as it is also convertible.  Previously, $50,000 had been advanced as of March 31, 2010.   During the year ended March 31, 2011 Nacel converted $334,759 of the convertible note balance into 4,298,377 shares of Nacel common stock.  The conversion option of this note was modified on September 26, 2010 and on December 23, 2010.  See below.

May 6, 2010  $600,000 Convertible Note

On May 6, 2010, Nacel executed and delivered, pursuant to a private placement with a single institutional investor, a $600,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery of a $500,000 Secured & Collateralized Promissory Note (the “Secured Note”) to the Company.  The lender is not entitled to the $100,000 of additional principal under the Convertible Note until all amounts under the Secured Note have been received by Nacel.  If Nacel receives the full $500,000 under the Secured Note, additional principal of $100,000 will become due to the lender and available for conversion.

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

The Convertible Note is convertible by the holder, at its election, at any time to the extent of funds advanced on the Secured Note. The subject conversion amount is converted into shares of Nacel’s common stock based on a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion. However, the Company has the right to enforce a conversion floor of $0.65 per share. Thus, if the conversion price is less than $0.65 per share, the holder would incur a conversion loss which is satisfied by either (a) cash payment by the Company in an amount sufficient to pay the conversion loss ($0.65 per share less the conversion price) times the number of shares being converted), or (b) the Company may convert the conversion amount into shares at $0.65 per share and add the conversion loss to the unpaid balance of the Convertible Note.

The Secured Note is for $500,000 with a 14.4% one-time interest charge. The Secured Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. The Secured Note is secured by an investment asset account with a value of $500,000.  During the year ended March 31, 2011, Nacel received advances of $219,200 toward the note receivable.  The Convertible Note payable balance for this note as of March 31, 2011 in the consolidated balance sheet is $8,200, which is offset with a debt discount of $8,200, which is the amount for which payment can be demanded or that can be converted into common stock of Nacel in accordance with the agreement.

For the period May 6, 2010 through March 31, 2011, Nacel converted $236,000 of the convertible note balance into 6,776,528 shares of Nacel common stock.  The conversion option of this note was modified on September 26, 2010 and on December 23, 2010.  See below.

November 23, 2010 $175,000 Convertible Note

Effective November 23, 2010, one of Nacel’s investors obtained a note in the amount of $175,000 from another lender of Nacel.  The new note was modified to add a conversion option and for the period November 23, 2010 through March 31, 2011, Nacel converted $175,000 of the convertible note balance into 3,326,996 shares of Nacel common stock.

The embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  The fair value of the embedded conversion option was determined to be $135,035 and this amount was recorded as a discount to the note.  As of March 31, 2011, the entire amount of $135,035 of the new discount had been amortized to interest expense due to the conversion of 3,326,996 shares of Nacel common stock.

February 23, 2010 $100,000 Convertible Note

On February 23, 2010, we executed and delivered, pursuant to a private placement with a single institutional investor, a $100,000 Convertible Promissory Note (the “Convertible Note”) in exchange for a $40,000 payment. The Convertible Note provides for 0% interest and has a maturity date of March 23, 2011 when all principal and accrued interest was due and payable in full. Prepayment was permitted. The Convertible Note is convertible into shares of our common stock, at the holder’s election,  under the same terms as provided for in the $600,000 Convertible Note being  a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion.

On February 25, 2010, it was agreed that the Convertible Note would be surrendered and that such surrender would be accepted as payment of $100,000 against the $500,000 Convertible Note referenced above.

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

Nacel evaluated the modification event under ASC 470-60. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as a troubled debt restructuring.. Consequently, Nacel evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt, the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $312,231 which is recorded as a gain on debt extinguishment in the consolidated statement of operations for the year ended March 31, 2011.

The modified embedded conversion option is linked to an instrument that has no explicit limit on the number of shares to be issued upon settlement.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  The fair value of the embedded conversion option was determined to be $284,494 on the date of extinguishment and this amount was recorded as a discount to the note.  As of March 31, 2011, all of the new discount had been amortized to interest expense due to the conversion of the entire principal.

On December 23, 2010, the terms of the $300,000 and $600,000 convertible notes reverted back to a conversion price equal to the 70% of the lowest closing stock price in the thirty days preceding the conversion.  Nacel evaluated this transaction under ASC 470-50 to determine if the modification was substantial.  Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt, the debt modification was determined to be substantial and accordingly the debt was extinguished.  The difference in the carrying value of the original debt and its corresponding derivatives and the new debt and its corresponding derivatives was $10,453, which is recorded as a loss on debt extinguishment in the consolidated statement of operations for the year ended March 31, 2011.

The following table summarizes the changes in convertible notes for the year ended March 31, 2011:

Convertible notes at March 31, 2010, net of discount	391,611
Cash additions	535,000
Non-cash additions	60,000
Assignment of principal	175,000
Addition of discounts	(304,208)
Accretion of discounts	1,745,594
Conversions of principal	(1,680,759)
Extinguishment of principal, net	35,000
Addition of discount from extinguishments, net	(957,238)
Convertible notes at March 31, 2011, net of discount	-

NOTE 6 - COMMITMENTS

Nacel Energy’s principal office is located at 600 17th Street, Suite 2800S, Denver, Colorado 80202.  The rent is approximately $150 per month in a month-to-month agreement.

NOTE 7 - INCOME TAXES

Nacel Energy uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Nacel Energy has incurred net losses since inception and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,311,000 as of March 31, 2011 and will expire in the years 2026 through 2031.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	March 31, 2011	March 31, 2010
Statutory Tax Rate	34%	34%
Deferred Tax Asset	$1,655,000	$1,465,000
Valuation Allowance	$(1,655,000)	$(1,465,000)

Net Deferred Tax Asset	$—	$—

The changes in the valuation allowance for the years ended March 31, 2011 and 2010 were $190,000 and $837,000, respectively.  The effective rate differs from the statutory rate due to the valuation allowance.

As a result of common shares issued for conversion of notes payable during the year, some of the Company’s net operating loss carry-forwards may be limited by Internal Revenue Code Section 382 in future years.

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

In January 2011, the Company issued 5,250,000 shares of common stock to two persons who held substantial blocks of Crownbutte Wind Power, Inc. of Mandan, ND.  The shares were valued at $294,000.

In January 2011, the Company issued 1,000,000 shares of common stock to an officer valued at $61,000 and 1,000,000 shares of common stock to a consultant valued at $61,000.

During the year ended March 31, 2011, the Company issued 595,158 shares for services performed in the prior period (included in accounts payable as of March 31, 2010) valued at $178,548.

During the year ended March 31, 2011, 26,834,251 shares were issued for debt conversions valued at $1,680,759.

NOTE 9 – WARRANTS

For the year ended March 31, 2011, in conjunction with the note modification above (see Note 5), Nacel issued new warrants to an investor, which are exercisable for a period of 5 years for up to 7,500,000 shares of Nacel’s common stock, with a modified exercise price of $0.30, reduced from the initial exercise price of $0.90.  Nacel also issued additional warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.30 until November 24, 2011, being the 2nd anniversary date of the closing of the Securities Purchase Agreement (see Note 5).

The warrants all contain reset provisions that can cause an adjustment to the exercise price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the warrants qualify for derivative accounting under ASC 815-15 (See Note 10 below).

A summary of the options issued by us for the year ended March 31, 2011 as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2009	-	$-		$-
Granted	3,583,333	0.90	5.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding on March 31, 2010	3,583,333	$0.90	4.66	$-
Granted	10,500,000	0.30	3.17	-
Exercised	-	-	-	-
Forfeited	(3,500,000)	0.90	-	-
Expired	-	-	-	-

Outstanding and exercisable on March 31, 2011	10,583,333	$0.30	2.93	$-

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

The following table summarizes the change in derivative liabilities for the year ended March 31, 2011:

Derivative liabilities at March 31, 2010	$1,098,227
Extinguishment of derivative liabilities due to note modifications	(1,584,262)
Addition of new derivative liabilities after note modifications	4,352,250
Change in fair value of embedded conversion option and warrants during the period	(3,523,349)
Derivative liabilities at March 31, 2011	$342,866

In addition, during the year ended March 31, 2011, Nacel recognized a loss on derivatives of $154,799 for the excess of the fair value of the embedded derivative liabilities over their respective notes.

Nacel used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 77% - 170%; risk-free interest rates ranging from 0.05% - 2.24% and expected terms based on the contractual term.

NOTE 11 – INVESTMENT IN CROWNBUTTE WIND POWER, INC. AND RELATED PARTY RECEIVABLE

In January 2011, the Company issued 5,250,000 shares of common stock to two persons who held substantial blocks of Crownbutte Wind Power, Inc. (“CWP”) of Mandan, ND.  The fair value of the shares on the date of acquisition was $294,000.  Nacel acquired a total of 10,500,000 shares of CWP common stock or 30% on the date of the transaction.  Nacel evaluated its interest in CWP under ASC 810-10 “Consolidation of Variable Interest Entities” and determined that CWP did not meet the definition of a Variable Interest Entity as defined by ASC 810-10 and therefore consolidation was not appropriate.  Therefore, Nacel accounts for its investment in CWP as an equity-method investment under ASC 323-10 “Investments – Equity Method and Joint Ventures”.

For the quarter ended March 31, 2011, Nacel allocated losses from CWP of $30,295 to its investment account resulting in a balance of $263,705 as of March 31, 2011.  As a result of additional issuance of common stock by CWP, Nacel’s ownership percentage was reduced to 29% as of March 31, 2011.  As of March 31, 2011, the aggregate market value of Nacel’s investment in CWP was $1,365,000.

During the quarter ended March 31, 2011, Nacel advanced $84,987 to CWP for payment of various expenses.  The advances do not bear interest and are due on demand.

CWP has a fiscal year end of December 31.  CWP’S net loss for the years ended December 31, 2010 and 2009 was $2,279,911 and $1,823,172, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On April 4, 2011, Nacel issued 1,100,000 shares of its common stock to an institutional investor in connection with the conversion of $32,400 due under the $600,000 Convertible Note.

On April 14, 2011, Nacel issued 1,280,715 shares of its common stock to an institutional investor in connection with the conversion of $35,800 due under the $600,000 Convertible Note.

On April 28, 2011, Nacel received an initial $25,000 payment on a new $500,000 Secured Note received in exchange for the issuance to a single institutional investor of a new $600,000 Convertible Note. The terms of the Convertible Note and the Secured Note are identical to the terms as described in Note 8 above in connection with the May 6, 2010 $600,000 Convertible Note.

On April 28, 2011, Nacel issued its $105,000 Convertible Promissory Note to an institutional investor in exchange for $50,000 payment received. The Convertible Note provides for 0% interest and has a maturity date of May 28, 2011 when all principal and accrued interest was due and payable in full. On May 2, 2011, it was agreed by Nacel and the holder that the $105,000 Convertible Note would be surrendered and that such surrender would be accepted as payment of $105,000 against the $500,000 Convertible Note dated May 6, 2010.

On May 9, 2011, Nacel issued 1,000,000 shares of its common stock to an institutional investor in connection with the conversion of $23,800 due under the $600,000 Convertible Note.

On May 11, 2011, Nacel issued 200,000 shares of restricted common stock to a consultant as payment for consulting services of $7,000.

On May 17, 2011, Nacel issued 2,500,000 shares of its common stock to an institutional investor in connection with the conversion of $59,500 due under the $600,000 Convertible Note.

On June 1, 2011, Nacel agreed to modify and amend the shareholder line of credit to allow an additional increase in the balance to $600,000, with any unpaid balance being due and payable within 15 days after written demand for payment. Thereafter, an additional $120,000 was advanced to Nacel with the shareholder line of credit then being in the amount of $580,753.

On June 3, 2011, Nacel issued 2,400,000 shares of its common stock to an institutional investor in connection with the conversion of $50,400 due under the $600,000 Convertible Note.

On June 15, 2011, Nacel advanced $219,000 on behalf of Crownbutte Wind Power, Inc. to Montana Dakota Utilities, in accordance with the terms of its interconnection agreement for the Gascoyne I wind power project.

On June 27, 2011, Nacel issued 2,000,000 shares of its common stock to an institutional investor in connection with the conversion of $33,600 due under the $600,000 Convertible Note.

Item 9:   Disagreements with Accountants on Accounting and Financial Disclosure

We have no disagreement with our auditors.

Item 9A:         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:            Other Information

There is no information required to be disclosed on Form 8-K during the fourth quarter of the year ended March 31, 2011 that has not been reported.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors serve until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

At March 31, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Murray Fleming	Director and Secretary	48	February 6, 2006
Mark Schaftlein	Chief Executive Officer, Principal Financial Officer and Director	53	July 15, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Murray Fleming, Director and Secretary;  Mr. Fleming has been Director and Secretary of Nacel since his appointment on February 6, 2006. From February 2005, to the present, Mr. Fleming has been a principal of BTB Management LLC (f/k/a Before the Bell Publishing LLC) of Denver, Colorado, an organization that delivers economic research, market analysis, business planning, capital sourcing and investor relation’s services. From February 2011 to the present, Mr. Fleming has additionally served as a director of Crownbutte Wind Power, Inc., a public corporation in which Nacel is currently the largest shareholder. In May 1986, Mr. Fleming earned a Bachelor of Arts degree with formal concentrations in Economics & Environmental Studies from the University of Victoria.

Mark Schaftlein, Director, Chief Executive Officer and Principal Accounting Officer;  Mr. Schaftlein was appointed Chief Financial Officer of Nacel on July 15, 2009 and served until his resignation on January 10, 2010, at which time he became a Director of the Company.  On April 23, 2010, Mr. Schaftlein was appointed Chief Executive Officer and Chief Financial Officer of Nacel.  Mr. Schaftlein is the founder of Capital Consulting, Inc., an advisory firm that, for the past 10 years, has assisted public companies in the areas of capital sourcing, debt restructuring and business strategy. Prior to his appointment as Chief Financial Officer of the Nacel in 2009, Mr. Schaftlein’s advisory firm was engaged as a consultant tasked with improving our management, financial and corporate structures.  From February 2011 to the present, Mr. Schaftlein has additionally served as  Chief Executive Officer, Chief Financial Officer and as a Director of Crownbutte Wind Power, Inc., a public corporation in which Nacel is currently the largest shareholder. Mr. Schaftlein earned a degree in Business Administration from Western Kentucky University in 1980.

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

Code of Ethics.

Due to our small size and efforts to establish our business, we have not yet adopted a Code of Ethics which applies to executive officers and employees, including our Chief Executive Officer and Chief Financial Officer. However, the Board does intend to adopt a Code of Ethics in the ensuing months which will be disclosed in a Current Report on Form 8-K. Once adopted, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Nacel Energy, Inc., 600 17th Street, Suite 2800S, Denver, Colorado 80202.

Item 11:	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or accrued to our Chief Executive Officers, former President and Chief Financial Officer for fiscal 2011 and 2010. No other director, officer or employee received annual compensation that exceeded $100,000.

			Stock	Non-Equity		All
Name and	Fiscal	Salary	Awards	Incentive Plan		Other		Total
Principal Position	Year	($)	($)	Compensation		Compensation		($)
			(1)
Paul Turner (2)	2011	$5,500	$82,524		$0		$0	$88,024
Chief Executive Officer	2010	$125,000	$0		$0		$0	$125,000

Brian Lavery	2011	$0	$0		$0		$0	$0
Chief Executive Officer	2010	$60,000	$0		$0		$0	$60,000

Mark Schaftlein (3)	2011	$94,550	$61,000		$0		$0	$155,550
Chief Executive Officer and Principal Financial Officer	2010	$64,750	$0		$0		$0	$64,750

Murray Fleming (4)	2011	$49,350	$61,000	$	―		$0	$110,350
Chief Financial Officer	2010	$27,500	$0	$	―	$	―	$27,500

Andre Schwegler	2011	$19,650	$13,500	$		$		$33,150
Chief Financial Officer	2010	$31,500	$ ―	$	―	$	―	$31,500

(1)	The amount shown for each executive officer is the fair value of the stock awards issued during fiscal year 2011 and 2010.
(2)
The amounts shown for Mr. Turner for fiscal year 2011 represent amounts paid to him for accrued and  deferred compensation due as of March 31, 2010 under the terms of his Termination Agreement consisting of $5,500 in accrued compensation paid in cash and $75,000 in accrued and deferred compensation paid to him by issuance of 250,000 shares. In addition, Mr. Turner received $7,524 as his share of accrued and deferred compensation due to the Company’s project consultant paid to him by issuance of 25,079 shares.

(3)
The amounts shown for Mr. Schaftlein represent amounts paid to him for services rendered as a Nacel executive officer. In addition to the indicated amounts, there is $16,450 in accrued compensation due and owing from fiscal year 2011.

(4)
The amounts shown for Mr. Fleming represent amounts paid to him for services rendered as a Nacel executive officer. In addition to the indicated amounts, there is $12,018 in accrued compensation due and owing from fiscal year 2011

Employment/Consulting Agreements

Except as indicated below, we have not entered into any employment agreement or consulting agreements with our directors and executive officers.

Effective as of July 15, 2009, we entered into an Employment Agreement with Paul Turner, as Chief Executive Officer, for a term expiring on July 1, 2012 unless terminated sooner. As compensation, Dr. Turner received a base salary of $25,000 per month together with fringe benefits and other perquisites offered by us including public holidays and 14 days of paid vacation per 12 month period, which vacation benefit does not accrue or extend into subsequent periods and no right exits to receive payment for any unused vacation time.  The Employment Agreement contains various other provisions including, without limitation, confidentiality, non-solicitation and non-compete provisions, provisions applicable to termination of employment (with and without cause) and other miscellaneous provisions.

Effective as of July 15, 2009, we entered into an Employment Agreement with Mark Schaftlein, as Chief Financial Officer, for a term expiring on July 1, 2012 unless terminated sooner. As compensation, Mr. Schaftlein received a base salary of $10,000 per month until March 31, 2010 and thereafter until the end of the term in the amount of $12,500 per month.  In addition, Mr. Schaftlein receives fringe benefits and other perquisites offered by us including public holidays and 14 days of paid vacation per 12 month period, which vacation benefit does not accrue or extend into subsequent periods and no right exits to receive payment for any unused vacation time.  The Employment Agreement contains various other provisions including, without limitation, confidentiality, non-solicitation and non-compete provisions, and other miscellaneous provisions.

Effective as of January 8, 2010, the Employment Agreement between the Company and Mark Schaftlein was modified and amended in connection with his appointment as a member of the Board of Directors and his resignation as our Chief Financial Officer. Mr. Schaftlein’s base salary was reduced to $7,500 per month effective as of November 1, 2009, subject to review and potential adjustment at the end of each year. In connection with the reduced $7,500 monthly salary, $3,500 was paid monthly and the other $4,000 was accrued for subsequent payment. Thereafter, effective as of April 1, 2010, Mr. Schaftlein voluntarily reduced his salary to $7,000 per month with no portion being accrued for subsequent payment. Except for the foregoing, no other terms of the Employment Agreement were modified or amended.  As of March 31, 2011, a total of $16,450 in accrued salary was due to Mr. Schaftlein.

Effective as of January 8, 2010, we entered into an Employment Agreement with Andre Schwegler, as Chief Financial Officer, for a term expiring on December 31, 2013 unless terminated sooner. As compensation, Mr. Schwegler received a base salary of $10,000 per month until November 30, 2010 and thereafter until the end of the term in the amount of $12,500 per month.  Mr. Schwegler is entitled to receive bonus compensation consisting of (a) $5,000 per MW installed on each of our wind energy projects, due and payable 5 days after completion of construction on such wind project, and (b) an amount equal to 25 basis points on equity amounts raised by, or loan or other indebtedness amounts received by us, due and payable 5 days after our receipt of the subject equity or debt proceeds. In addition, Mr. Schwegler received fringe benefits and other perquisites offered by us including public holidays and 14 days of paid vacation and 14 days of unpaid vacation per 12 month period, which vacation benefit does not accrue or extend into subsequent periods and no right exits to receive payment for any unused vacation time.  The Employment Agreement contains various other provisions including, without limitation, confidentiality, non-solicitation and non-compete provisions, provisions applicable to termination of employment (with and without cause) and other miscellaneous provisions.

Effective as of April 22, 2010, we entered into separate Termination Agreements with Paul Turner, President, and Andre Schwegler, Chief Financial Officer, whereby each person’s employment as an officer of the Company was terminated, with such termination being without cause under terms of their respective Employment Agreements.

Under the terms of his Termination Agreement, the accrued and deferred compensation amounts due to Mr. Turner totaling $75,000 for the period from October 1, 2009 through March 31, 2010 were paid to him through the issuance of 250,000 shares of our common stock based on a value of $0.30 per share. In addition, Mr. Turner was due $5,500 for unpaid compensation during March 2010, which was subsequently paid.

Under the terms of his Termination Agreement, the accrued and deferred compensation amounts due to Mr. Schwegler totaling $13,500 for the period from October 1, 2009 through March 31, 2010 were paid to him through the issuance by the Company of 45,000 shares of the Company’s common stock based on a value of $0.30 per share.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our executive officers except for our Stock Award Plan, which expired on March 31, 2010.

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

During the 12 months ended March 31, 2011, no directors received special remuneration.

Item 12: Security Ownership of Certain Beneficial Owners and Management

As of July 7, 2011, there were 67,341,124 shares of our common stock issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2011 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (1)
Brian Lavery (2) 600 17th Street, Suite 2800S Denver, Colorado 80202	4,350,000	6.5%

Murray Fleming (3) 600 17th Street, Suite 2800S Denver, Colorado 80202	2,000,000	3.0%

Mark Schaftlein (4) 600 17th Street, Suite 2800S Denver, Colorado 80202	1,549,600	2.3%

Directors and Executive Officers as a Group (2 persons))(3)(4)	3,549,600	5.3%

(1)	Based on 67,341,124 shares of common stock issued and outstanding as of July 7, 2011.

(2)	All 4,350,000 shares are owned directly by Mr. Lavery.

(3)	All 2,000,000 shares are owned directly by Mr. Fleming.

(4)	Of the subject shares, 380,000 shares are owned directly by Mr. Schaftlein and 1,169,600 shares are owned by a corporation, owned and controlled by Mr. Schaftlein.

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

At inception, Nacel Energy entered into an agreement with Murray Fleming, an officer, director and principal shareholder, whereby Mr. Fleming provided us an unsecured, no-interest $250,000 line of credit repayable at an unspecified future date. As of March 31, 2009, our $250,000 line of credit facility extended by Murray Fleming was fully borrowed, thereby leaving no additional funds available for future borrowing. However, on June 30, 2009, the line of credit was increased to $400,000 and then on September 29, 2009, the line of credit was increased to $442,143 and again on October 26, 2009 the line of credit was increased to $460,753.  The terms of the line of credit facility provides for simple interest of 8% per annum, to be paid upon the outstanding balance, payable on the first day of the month after each calendar quarter. As of March 31, 2011, the $460,753 line of credit extended by the Mr. Fleming was fully drawn upon, and no further amounts are available for borrowing unless the loan agreement is re-negotiated, of which there are no assurances. Total interest on the line of credit for the fiscal year ended March 31, 2011 was $30,898 was paid.

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

	Years Ended
	March 31,
	2011	2010

Audit fees (1)	$28,085	$25,000
Audit-related fees (2)	-	2,000
Tax fees (3)	2,500	2,500
All other fees (4)	—	—

Total	$30,585	$29,500

(1)	Reflects fees billed for the audit of the Company’s consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

(2)	Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3)	Reflects fees billed for tax compliance, tax advice and preparation of the Company’s federal tax return.

(4)	Reflects fees, if any, for other products or professional services not related to the audit of the Company’s consolidated financial statements and review of its quarterly reports, or for tax services.

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

PART IV

Item 15:            Exhibits, Financial Statement Schedules

(a)      List of documents filed as part of this Report:

None

(b)      Exhibits:

The following exhibits listed are filed as part of this Report:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

Exhibit No.	Description
3(i).1	Articles of Incorporation (1).
3(i).2	Amended Articles of Incorporation (1).
3(ii).1	Bylaws (1).
4.1	Senior Secured Convertible Note dated November 24, 2009 (2).

4.2	Form of Series A Warrant (2)
4.3	Form of Series B Warrant (2)
4.4	Form of Series C Warrant (2)
4.5	Senior Secured Convertible Note dated April 23, 2010 (7)
4.6	New Series A Warrant (7)
4.7	New Series B Warrant (7)
4.8	New Series C Warrant (7)
4.9	$300,000 Convertible Promissory Note dated March 26, 2010*
4.10	$600,000 Convertible Promissory Note dated May 6, 2010 (8)
4.11	$100,000 Convertible Promissory Note dated February 23, 2011*
10.1	Wind Power Agreement (Oglesby Farm)(3)
10.2	Joint Development Agreement, dated February 1, 2009, between Renergix Wind LLC and NACEL Energy Corporation (4)
10.3	Wind Power Agreements (Swisher Farm and Dalluge) (4)
10.4	Wind Power Agreements (Naylor and Lewis) (4)
10.5	Wind Power Agreement (Leathers) (5)
10.6	Wind Power Agreement (Shields) (5)
10.7	Wind Power Agreement (Owens) (5)
10.8	Wind Power Agreement (Cox) (5)
10.9	Wind Power Agreement and Addendum (White) (5)
10.10	Wind Power Agreement and Addendum (Wade) (5)
10.11	Wind Power Agreement and Addendum (Holland Family Trust) (5)
10.12	Wind Power Agreement (Langley Ranches)(5)
10.13	Securities Purchase Agreement dated November 23, 2009 between NACEL Energy Corporation and the institutional investor (2)
10.14	Registration Rights Agreement dated November 24, 2009 (2)
10.15	Security Agreement dated November 24, 2009(2)
10.16	Guaranty dated November 24, 2009 (2)
10.17	Termination and Settlement Agreement (Renergix Wind LLC)(7)
10.18	Termination Agreement (Paul Turner) (7)
10.19	Termination Agreement (Andre Schwegler) (7)
21.1	Subsidiaries of Registrant (6)
31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer) *
32.1	Certificate Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)*

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

(8)   Previously filed as exhibits to Registrant’s Form 10-Q filed on November 22, 2010 and incorporated herein by reference.

*     Exhibit filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities they occupied at the end of the fiscal year covered by this report, thereunto duly authorized.

NACEL ENERGY CORPORATION

/s/ Mark Schaftlein
Chief Executive Officer and
Date: July 14, 2011	Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities they occupied at the end of the fiscal year covered by this report and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murray Fleming	Director	July 14, 2011
/s/ Mark Schaftlein	Director	July 14, 2011