Form 10-Q
period 2011-06-30
NACEL ENERGY CORP
filed 2011-08-22
CIK 1396334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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
Yes ☐ No ☐

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
Yes ☐ No ☑

Shares of common stock outstanding on August 18, 2011: 69,741,124

NACEL ENERGY CORPORATION

INDEX

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nacel Energy Corporation
(A Development Stage Company)
 Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$57,583	$48,857
Related party receivable	409,538	84,987
Total current assets	467,121	133,844
Property, plant and equipment, net of accumulated depreciation of $17,722 and $15,849, respectively	148,744	149,443
Investments	414,324	263,705
TOTAL ASSETS	$1,030,189	$546,992

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$77,470	$62,777
Accounts payable - related party	11,058	12,018
Accrued expenses	2,021	1,805
Shareholder line of credit	580,753	460,753
Notes payable	75,000	75,000
Convertible note, net of a 100% discount of $302,700 and $74,242, respectively	-	-
Embedded derivative liabilities	758,914	342,866
Total current liabilities	1,505,216	955,219

STOCKHOLDERS' DEFICIT
Common stock of $.001 par value. Authorized 75,000,000 shares; issued and outstanding 67,341,124 and 56,860,409, respectively	67,341	56,860
Additional paid-in capital	6,834,191	6,233,319
Deficit accumulated during the development stage	(7,376,559)	(6,698,406)
Total stockholders' deficit	(475,027)	(408,227)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,030,189	$546,992

See accompanying notes to unaudited consolidated financial statements

Nacel Energy Corporation
( A Development Stage Company)
Consolidated Statements of Income (Loss)
(Unaudited)

			February 7, 2006
			(Inception)
	Three months ended June 30,		through
	2011	2010	June 30, 2011

General and administrative expenses	$102,331	$115,776	$3,467,144
Wind projects donated by related party	-	-	490,000
Wind project development costs	7,720	30,994	2,014,033
Depreciation	1,873	3,109	29,195
Total operating expenses	111,924	149,879	6,000,372

Other income (expense)
Interest expense	(246,947)	(554,296)	(2,586,243)
Interest income	-	-	3,848
Other income	-	-	419
Loss on debt extinguishment	-	(1,815,327)	(1,513,549)
Income (loss) from equity method investment	150,619	-	120,324
Gain (loss) on derivative financial instruments	(469,901)	2,322,312	2,599,014
Total other income (expense)	(566,229)	(47,311)	(1,376,187)
Net income (loss)	$(678,153)	$(197,190)	$(7,376,559)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	N/A

Basic and diluted weighted average common shares outstanding	61,832,890	22,555,058	N/A

See accompanying notes to unaudited consolidated financial statements

Nacel Energy Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			February 7, 2006
	Three Months Ended June 30,		(Inception) through
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(678,153)	$(197,190)	$(7,376,559)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,873	3,109	29,195
Amortization of debt discount and deferred financing costs	235,500	538,564	2,444,489
Stock for services	7,000	-	417,390
Wind projects donated by related party	-	-	490,000
Imputed interest	-	-	15,725
Stock issued for executive compensation	-	-	1,068,500
Impairment of fixed assets	-	-	14,022
Loss on extinguishment of debt	-	1,815,327	1,513,549
(Gain) loss on equity method investment	(150,619)	-	(120,324)
(Gain) loss on derivatives	469,901	(2,322,312)	(2,599,014)
Changes in:
Prepaid and other current assets	-	-	-
Deposits	-	183,220	-
Accounts payable	14,693	(27,700)	256,020
Accounts payable - related party	(6,950)	-	5,068
Accrued expenses	6,206	(203)	8,011
Net Cash Used in Operating Activities	(100,549)	(7,185)	(3,833,928)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to equity method investee	(324,551)	-	(409,538)
Purchase of fixed assets	(1,174)	-	(191,961)
Net Cash Used in Investing Activities	(325,725)	-	(601,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for financing costs	-	-	(120,000)
Proceeds from shareholder line of credit	120,000	-	578,010
Borrowings on debt	315,000	150,000	1,880,000
Proceeds from sale of common stock	-	-	955,000
Proceeds from exercise of warrant	-	-	1,200,000
Net cash Provided by Financing Activities	435,000	150,000	4,493,010
NET INCREASE IN CASH	8,726	142,815	57,583
CASH AT BEGINNING OF PERIOD	48,857	57,763	-
CASH AT END OF PERIOD	$57,583	$200,578	$57,583
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$7,262	$15,935	$116,219
Income taxes	-	-	-
NON-CASH TRANSACTIONS
Debt discount from derivative liabilities	315,000	935,000	2,673,979
Warrants issued for deferred financing costs	-	-	68,592
Shares issued for settlement of accounts payable	-	178,548	178,548
Shares issued for payment and conversion of notes payable	235,500	207,324	1,916,259
Reclassification of derivative liabilities to additional paid-in capital	368,853	-	368,853
Stock issued for Investment	-	-	294,000

See accompanying notes to unaudited consolidated financial statements

NACEL ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2011, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Freestanding and Embedded derivatives	—	—	$758,914	$758,914

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies. The observable data includes the quoted market prices and estimated volatility factors.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Nacel Energy has incurred material recurring losses from operations. Since inception, Nacel Energy has incurred losses of approximately $7 million. In addition, Nacel Energy is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Nacel Energy’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SHAREHOLDER LINE OF CREDIT

As of March 31, 2011, Nacel Energy had an agreement with a shareholder and director for a $460,753 line of credit that bears interest at 8%.

On June 1, 2011, we ratified the terms for the line of credit to allow an additional increase in the balance to $600,000.

As of June 30, 2011, the line of credit extended by the director was $580,753, leaving $19,247 available for borrowing.  There was a balance of accrued interest in the amount of $2,376 as of June 30, 2011.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

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

The Secured Note is for $500,000 with a 14.4% one-time interest charge.  The Secured Note has a maturity date of three (3) years from May 6, 2010 at which time all principal and accrued interest shall be due and payable in full. The Secured Note is secured by an investment asset account with a value of $500,000. During the three months ended June 30, 2011, Nacel received advances of $162,800 toward the note receivable which fully extinguished the Secured Note. As a result, Nacel recognized an additional $100,000 of principal on the Convertible Note due to the original issue discount inherent between the $500,000 Secured Note and the $600,000 Convertible Note.  As discussed in Note 7, the embedded conversion option in the Convertible Note is classified as a liability in accordance with ASC 815. The fair value of the liability exceeded the carrying amount of the note on the date of the advances and accordingly a full discount of $162,800 was recorded.

The outstanding principal on the Convertible Note payable as of June 30, 2011 in the consolidated balance sheet is $200,500, which is offset with a debt discount of $200,500.

During the three months ended June 30, 2011, the noteholder converted $235,500 of principal and Nacel issued a total of 10,280,715 shares of common stock. As a result of the note conversion, $235,500 of related debt discount was amortized to interest expense.

April 28, 2011 $105,000 Convertible Note

On April 28, 2011, we executed and delivered, pursuant to a private placement with a single institutional investor, a $105,000 Convertible Promissory Note (the “Convertible Note”) in exchange for a $50,000 payment. The Convertible Note provides for 0% interest and has a maturity date of May 28, 2011 when all principal and accrued interest was due and payable in full. Prepayment was permitted. The Convertible Note is convertible into shares of our common stock, at the holder’s election, under the same terms as provided for in the $600,000 Convertible Note being a conversion price of seventy percent (70%) of the lowest trade price in the 30 trading days prior to the conversion.  As discussed in Note 7, the embedded conversion option in the Convertible Note is classified as a liability in accordance with ASC 815. The fair value of the liability exceeded the carrying amount of the note on the date of the advances and accordingly a full discount of $105,000 was recorded.

On May 2, 2011, it was agreed that the Convertible Note would be surrendered and that such surrender would be accepted as payment of $105,000 against the $500,000 Secured Note referenced above.

November 8, 2010 $600,000 Convertible Note

On November 8, 2010, Nacel executed and delivered its $600,000 Convertible Promissory Note (the “Convertible Note”) in exchange for an investor’s execution and delivery of a $500,000 Secured & Collateralized Promissory Note (the “Secured Note”) to Nacel. On April 28, 2011, Nacel received a $102,200 payment on the Secured Note resulting in an equivalent amount of principal being due under the Convertible Note. The terms of the Convertible Note and the Secured Note are identical to the terms of the May 6, 2010 Convertible Note as described above in this Note 5.   As discussed in Note 7, the embedded conversion option in the Convertible Note is classified as a liability in accordance with ASC 815. The fair value of the liability exceeded the carrying amount of the note on the date of the advances and accordingly a full discount of $102,200 was recorded.

The following table summarizes the changes in convertible notes for the three months ended June 30, 2011:

Convertible notes at March 31, 2011, net of discount	-
Cash additions	315,000
Non-cash additions – original issue discounts	155,000
Addition of discounts	(470,000)
Accretion of discounts	235,500
Conversions of principal	(235,500)
Convertible notes at June 30, 2011, net of discount	-

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ending June 30, 2011, Nacel issued 200,000 shares of common stock for services performed in the prior period valued at $7,000. Additionally, during the quarter ending June 30, 2011, 10,280,715 shares of common stock valued at $235,500 were issued for conversion of notes payable.

NOTE 6 – WARRANTS

Nacel did not issue any new Warrants during the quarter.

A summary of the options for the three months ended June 30, 2011 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on March 31, 2011	10,583,333	$0.30	2.93	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3,000,000)	0.30	-	-

Outstanding on June 30, 2011	7,583,333	$0.30	3.81	$-

NOTE 7 - DERIVATIVE LIABILITY

The embedded conversion options in Nacel’s convertible notes described in Note 4 do not contain an explicit limit on the number of shares to be issued upon settlement. The related warrants described in Note 6 contain a reset provision that can cause an adjustment to the conversion price if Nacel sells or issues an equity instrument at a price lower than the initial conversion price. These provisions result in these instruments being classified as liabilities under ASC 815-15 (“Derivatives and Hedging”). The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the three months ended June 30, 2011:

Derivative liabilities at March 31, 2011	$342,866
Addition of new derivative liabilities	630,600
Reclassification of derivative liabilities to additional paid-in capital due to note conversions	(368,853)
Excess fair value of derivative liabilities over carrying value of notes	(315,600)
Change in fair value of embedded conversion option and warrants during the period	469,901
Derivative liabilities at June 30, 2011	$758,914

Nacel used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 171% - 181%; risk-free interest rates ranging from 0.38% - 0.81% and expected terms based on the contractual term.

NOTE 8 – INVESTMENT IN CROWNBUTTE WIND POWER, INC. AND RELATED PARTY RECEIVABLE

Nacel accounts for its investment in Crownbutte Wind Power, Inc. ("CWP") as an equity-method investment under ASC 323-10 “Investments – Equity Method and Joint Ventures”.

For the quarter ended June 30, 2011, Nacel allocated losses from CWP of $199,381 to its investment account. Nacel also performed services for Crownbutte and received a five-year warrant to purchase 3,500,000 shares of Crownbutte common stock for $0.0225 per share. Nacel recorded this transaction as an addition to the investment account, using the fair value of $350,000 on the grant date. The net change in the investment account was $150,619, which is recorded as income from equity-method investment. This results in an investment balance of $414,324 at June 30, 2011.

As a result of additional issuance of common stock by CWP, Nacel’s ownership percentage was reduced to 28% as of June 30, 2011. As of June 30, 2011, the aggregate market value of Nacel’s shares in CWP was $630,000.

During the quarter ended June 30, 2011, Nacel advanced $324,551 to CWP for payment of various expenses. The advances do not bear interest and are due on demand. On May 31, 2011, Crownbutte granted Nacel the option to convert $111,687 of its payable to Nacel into Crownbutte common stock at a price of $0.0225 per share.

CWP has a fiscal year end of December 31. CWP’S net loss for the six months ended June 30, 2011 and 2010 was $852,636 and $1,878,929, respectively. CWP's net loss for the quarters ended June 30, 2011 and 2010 was $731,534 and $1,485,359, respectively.

NOTE 9   SUBSEQUENT EVENTS.

In July, 2011, in furtherance of its prior determination that the Snowflake wind energy project was not financially viable, the Company allowed its Wind Project Agreement (lease) covering 640 acres of land located in Navajo County, Arizona to terminate with the nonpayment of the annual lease amount.

On July 20, 2011, the Company issued 2,400,000 shares of its common stock to an institutional investor in connection with converting $36,960 in indebtedness.

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

History

Nacel Energy Corporation is a Wyoming corporation incorporated on February 7, 2006, with our principal executive office currently located at 600 17th Street, Suite 2800S, Denver, Colorado 80202. We are a development stage wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our domestic development efforts are primarily focused upon wind power generation facilities in the 10 MW to 40 MW range. We have not ruled out the possibility of larger projects including internationally.
.
Current Operations

As of June 30, 2011, we had five (5) separate wind energy projects having 155 MW, or more, of total potential generating capacity located on acreage in the Panhandle area of Texas and in Arizona. We determined that a sixth wind energy project (Snowflake) located in Navajo County, Arizona was not financially viable and would be terminated. The status of each of our development stage wind energy projects was described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Commission. We are also actively engaged in efforts to locate and evaluate other “green field” sites for development of additional wind power generation facilities. We do not have any wind energy projects in operation currently and it is estimated that it will not be until at least late December 2012, perhaps longer, before any of our projects may become operational, and will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

During the three month period ending June 30, 2011, the following activities occurred with respect to our six (6) wind power generations projects:

•
In May, 2011, we formally notified the Arizona Public Service Co. of our decision to terminate the Snowflake wind energy project located in Navajo County, Arizona. With the termination of the Snowflake project, we intend to allow our Wind Project Agreement (lease) to terminate with the non-payment of the annual lease amount due in July, 2011.

•
We are engaged in completing necessary procedures to allow the filing of additional applications for interconnection with other public utilities with respect to a couple of our other wind power projects.

•	We are continuing to monitor wind data being generated at our wind power project sites and to develop wind energy studies which may be necessary for our respect wind power projects.

We continue to assess our wind power project development business regularly with regard to the need for capital equipment. During the three month period ending June 30, 2011, we acquired no additional capital equipment.

In addition to the foregoing, during the three month period ending June 30, 2011, we continued to provide assistance and support to Crownbutte Wind Power, Inc. (Crownbutte), a small public company in which we are the largest shareholder, in connection with the following:

•
We assisted in arranging initial financing for Crownbutte from an institutional investor which, if fully exercised could result in providing up to $2.8 million in financing for Crownbutte and its wind power projects. However, there are no assurances that all potential financing will occur, or if further financing does occur, the amount of the potential financing which may occur is uncertain and dependent on numerous factors including, without limitation, Crownbutte’s progress in developing its existing wind energy projects, Crownbutte’s financial condition and resources, strength and violatility of stock prices for its common stock and other factors over which Crownbutte has no control.

•
We advanced an additional $324,551 in operating capital to Crownbutte, with such advances being used for general operating capital and expenses related to the development of the 200 MW Gascoyne II wind power generation project located on 1733 acres between the towns of Bowman and Hettinger, North Dakota.

•
Included in funds advanced to Crownbutte, on June 15, 2011, we advanced $219,000 directly to the Midwest Independent System Operator (Midwest ISO) to complete a Feasibility Study required to connect the Gascoyne II wind power project to the electric grid.

As of June 30, 2011, we had advanced a total of $409,538 to Crownbutte, with a total of $111,687 being eligible, upon our election, for conversion into shares of Crownbutte’s common stock based on a conversion price of $0.0225 per share. We will continue in the future to provide, to the extent that we have funds available, additional advances to Crownbutte and otherwise assist Crownbutte in obtaining other financing necessary for the development of its Gascoyne II wind power project.

Plan of Operation

Since our inception, we have been a development stage company. For the three months ended June 30, 2011, we had a net loss of $678,153 and have an accumulated deficit since inception of $7,376,559. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December, 2012, perhaps longer, and will require the expenditure of substantial additional capital, obtaining construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception, we have been a development stage company and, accordingly, have incurred losses from our operations. For the three months ended June 30, 2011, we had a net loss of $678,153 and have an accumulated deficit since inception of $7,376,559. The potential future revenues from our wind power generation projects, if any, will not be generated until at least December 2012, perhaps longer, and will require the expenditure of substantial additional capital obtaining construction and project debt financing and establishing turbine supply relationships. In addition, our shareholder line of credit in the amount of $600,000 is due and payable on demand. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

As of June 30, 2011, we had cash of $57,583 and working capital deficit of $(1,038,095). This compares to cash of $48,857 and working capital deficit of $(821,375) at March 31, 2011. Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that that operating expenses during each succeeding quarter will be, at a minimum, approximately $40,000. This amount does not include any capital requirements for our wind energy projects. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

As of June 30, 2011, we had borrowed $580,753 under an original $250,000 shareholder line of credit, which was amended in late June, 2011 to, among other things, increase the amount which could be borrowed up to $600,000. The first payment under the amended credit line is due on demand. The unpaid principal amount and all accrued interest are due and payable in full within 15 days after written demand for payment. There are no assurances as to how long the shareholder may wait before a written demand for payment is made to the Company. Accordingly, if a written demand for payment is made, this would have a material impact on the future liquidity of the Company and its future operations.

Recent Financings

During the quarter ending June 30, 2011, we have not completed any additional financings. For financings completed during the fiscal year ended March 31, 2011, see our Annual Report on Form 10-K dated March 31, 2011, as filed with the SEC.

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Overview. The net loss for the three months ended June 30, 2011 (“2011 Period”) was $678,153 compared to $197,190 for the three months ended June 30, 2010 (“2010 Period”), an increase of $480,963.

Expenses. Our operating expenses were $111,924 for the 2011 Period compared to operating expenses of $149,879 reported for the 2010 Period, a decrease of $37,955. This decrease in operating expenses is primarily attributable to a $13,444 decrease in general and administrative expenses, and a $23,274 decrease in wind project development costs for the 2011 Period as compared to the 2010 Period.

Our net other income for the 2011 Period was $566,299 as compared to a loss of ($47,311) for the 2010 Period. Our other expenses included a loss on derivative financial instruments of $469,901 as compared to a gain of $2,322,312 in the 2010 Period; interest expense of $246,947 for the 2011 Period as compared to $554,296 for the 2010 Period, a loss on debt extinguishment of $0 for the 2011 Period compared to a loss of $1,815,317 for the 2010 Period and income from our equity method investment of $150,619 for the 2011 Period compared to $0 for the 2010 Period.

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

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Unregistered Sales of Equity Securities.

On April 4, 2011, we issued 1,100,000 shares to convert $32,340 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On April 14, 2011, we issued 1,280,715 shares to convert $35,860 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On May 9, 2011, we issued 1,000,000 shares to convert $23,800 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On May 11, 2011, we issued 200,000 shares in exchange for consulting services valued at $7,000. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On May 16, 2011, we issued 2,500,000 shares to convert $59,500 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On June 2, 2011, we issued 2,400,000 shares to convert $50,400 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

On June 27, 2011, we issued 2,000,000 shares to convert $33,600 of the $600,000 convertible note. These shares were deemed to have been held by the investor for a period of more than 6 months pursuant to Rule 144 and these shares can be sold by the investor, subject to compliance with Rule 144.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2011.

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

NACEL ENERGY CORPORATION

By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer

Date: August 22, 2011

By:	/s/ Mark Schaftlein
Mark Schaftlein
Principal Accounting Officer

Date:	August 22, 2011